Form 10-K/A
period 2020-12-31
Nebula Caravel Acquisition Corp.
filed 2021-05-07
CIK 1826018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Nebula Caravel Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Nebula Caravel Acquisition Corp. for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on December 11, 2020, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

On May 3, 2021, the audit committee of the Company, in consultation with its management, concluded that the Company’s previously issued financial statements as of and for the period from September 18, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Report to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, Controls and Procedures described in Item 9A, which such financial data give effect to the change in accounting for the warrants as disclosed in the Original Filing.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

This Report consists solely of the preceding cover page, this explanatory note, additional risk factors under Item 1A, and the information required by Item 7 and Item 8 of Form 10-K, a signature page and the certifications required to be filed as exhibits.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety. This Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed a Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. This Report continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This report (“Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

v

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period ended December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 5,500,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 5,166,667 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In this Report, we are restating our audited financial statements as of December 31, 2020 and for the period from September 18, 2020 (inception) to December 31, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on December 11, 2020, our warrants have been accounted for as equity within our balance sheet, and after discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the audit committee of the Company, in consultation with its management, concluded that its previously issued financial statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for the warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Report.

We have not amended our previously filed a Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from September 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $1.7 million which consisted of approximately $58,000 in general and administrative costs, approximately $57,000 in franchise tax expense, approximately $0.5 million of financing costs – derivative warrant liabilities, and an approximately $1.1 million loss from changes in fair value of derivative warrant liabilities.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from September 18, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $1.1 million.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 24,507,159 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,500,000 common stock warrants to investors in our Initial Public Offering and issued 5,166,667 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from September 18, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $1.2 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

 Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Report. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on December 11, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our period-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 18, 2020 (inception) through December 31, 2020 totaled $55,620. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

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

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 8, 2020, by and among the Company and Deutsche Bank Securities Inc., William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, incorporated, as representatives of the several underwriters, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
2.1	Business Combination Agreement, dated as of February 10, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021
3.1	Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 with the SEC on November 20, 2020.
3.2	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
3.3	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on November 20, 2020.
4.1	Warrant Agreement, dated December 8, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
4.2	Description of Securities.*
10.1	Letter Agreement, dated December 8, 2020, by and among the Company, its officers, its directors and the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
10.2	Investment Management Trust Agreement, dated December 8, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
10.3	Registration Rights Agreement, dated December 8, 2020, by and among the Company and certain security holders, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
10.4	Private Placement Warrants Purchase Agreement, dated December 8, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
10.5	Promissory Note, dated September 18, 2020, issued to the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 with the SEC on November 20, 2020.
10.6	Securities Subscription Agreement, dated September 24, 2020, between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on November 20, 2020.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Amended Registration Statement on Form S-1/A1 with the SEC on December 1, 2020.
10.8	Form of Forward Purchase Agreement between the Company and the party listed on the signature page thereto, incorporated by reference to Exhibit 10.8 of the Company’s Amended Registration Statement on Form S-1/A2 with the SEC on December 7, 2020.
10.9	Sponsor Support Agreement, dated February 10, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
10.10	Sponsor Backstop Subscription Agreement, dated February 10, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
10.11	Form of Rover Holders Support Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
10.12	Form of PIPE Subscription Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
10.13	Form of Investor Rights Agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
10.14	Form of Lock-Up Agreement, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K with the SEC on February 11, 2021.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

NEBULA CARAVEL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Nebula Caravel Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nebula Caravel Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 18, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 18, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 6, 2021

NEBULA CARAVEL ACQUISITION CORP.
BALANCE SHEET

As Restated – See Note 2
December 31, 2020

Assets:
Current assets:
Cash	$1,005,345
Prepaid expenses	766,876
Total current assets	1,772,221
Investments held in Trust Account	275,000,000
Total Assets	$276,772,221

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$32,531
Accrued expenses	75,000
Due to related party	6,610
Franchise tax payable	56,488
Total current liabilities	170,629
Deferred underwriting commissions in connection with the initial public offering	9,625,000
Derivative warrant liabilities	16,905,000
Total liabilities	26,700,629

Commitments and Contingencies
Class A common stock; 24,507,159 shares subject to possible redemption at $10.00 per share	245,071,590

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,992,841 shares issued and outstanding (excluding 24,507,159 shares subject to possible redemption)	299
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding	688
Additional paid-in capital	6,711,187
Accumulated deficit	(1,712,172)
Total stockholders’ equity	5,000,002
Total Liabilities and Stockholders’ Equity	$276,772,221

The accompanying notes are an integral part of these financial statements.

NEBULA CARAVEL ACQUISITION CORP.
STATEMENT OF OPERATIONS

As Restated – See Note 2
For the Period From September 18, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$58,160
Franchise tax expense	56,488
Total operating expenses	(114,648)
Other income (expense)
Financing cost – derivative warrant liabilities	(475,854)
Change in fair value of derivative warrant liabilities	(1,121,670)
Net loss	$(1,712,172)

Basic and diluted weighted average shares outstanding of Class A common stock	27,500,000

Basic and diluted net income per share, Class A	$(0.00)

Basic and diluted weighted average shares outstanding of Class B common stock	6,375,000

Basic and diluted net loss per share, Class B	$(0.27)

The accompanying notes are an integral part of these financial statements.

NEBULA CARAVEL ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the Period From September 18, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 18, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Sale of units in initial public offering, less fair value of public warrants	27,500,000	2,750	-	-	266,912,250	-	266,915,000
Offering costs	-	-	-	-	(15,207,906)	-	(15,207,906)
Excess of cash received over fair value of private placement warrants	-	-	-	-	51,670	-	51,670
Forfeiture of Class B common stock	-	-	(312,500)	(31)	31	-	-
Common stock subject to possible redemption	(24,507,159)	(2,451)	-	-	(245,069,139)	-	(245,071,590)
Net loss	-	-	-	-	-	(1,712,172)	(1,712,172)
Balance – December 31, 2020	2,992,841	$299	6,875,000	$688	$6,711,187	$(1,712,172)	$5,000,002

The accompanying notes are an integral part of these financial statements.

NEBULA CARAVEL ACQUISITION CORP.
STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period From September 18, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,712,172)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	3,356
Financing cost – derivative warrant liabilities	475,854
Change in fair value of derivative warrant liabilities	1,121,670
Changes in operating assets and liabilities:
Prepaid expenses	(766,876)
Accounts payable	32,531
Due to related party	6,610
Franchise tax payable	56,488
Net cash used in operating activities	(782,539)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(275,000,000)
Net cash used in investing activities	(275,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	172,304
Repayment of note payable to related party	(175,660)
Proceeds received from initial public offering, gross	275,000,000
Proceeds received from private placement	7,750,000
Offering costs paid	(5,983,760)
Net cash provided by financing activities	276,787,884

Net increase in cash	1,005,345
Cash - beginning of the period	-
Cash - end of the period	$1,005,345

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$31
Offering costs included in accrued expenses	$75,000
Deferred underwriting commissions in connection with the initial public offering	$9,625,000
Initial value of Class A common stock subject to possible redemption	$246,255,050
Change in initial value of Class A common stock subject to possible redemption	$(1,183,460)
Derivative liabilities in connection with initial public offering and private placement	$15,783,330

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

The Company’s sponsor is Nebula Caravel Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated its Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.7 million, inclusive of approximately $9.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.8 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from September 18, 2020 (inception) through December 31, 2020 (the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Proposed Business Combination

As more fully described in Note 11, the Company entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”) by and among the Company, Fetch Merger Sub, Inc., a Delaware corporation and newly formed direct wholly-owned subsidiary of the Company (“Merger Sub”), and A Place for Rover, Inc., a Delaware corporation (“Rover”), providing for, among other things, and subject to the terms and conditions therein, a business combination between the Company and Rover pursuant to which, among other things, (i) Merger Sub will merge with and into Rover, the separate corporate existence of Merger Sub will cease and Rover will continue as the surviving corporation in the merger and a wholly owned subsidiary of the Company and (ii) the Company will change its name to “Rover Group, Inc.”

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1.0 million in its operating bank account, and working capital of approximately $1.6 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash payment of $25,000 from the Sponsor to purchase the Founders Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $176,000 under the Note (Note 5). The Company repaid the Note in full on December 11, 2020. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

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

Note 2—Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in December 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on December 11, 2020, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements as of and for the period ended December 31, 2020 and December 11, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$276,772,221	$-	$276,772,221
Liabilities and stockholders’ equity
Total current liabilities	$170,629	$-	$170,629
Deferred underwriting commissions	9,625,000	-	9,625,000
Derivative warrant liabilities	-	16,905,000	16,905,000
Total liabilities	9,795,629	16,905,000	26,700,629
Class A common stock, $0.0001 par value; shares subject to possible redemption	261,976,590	(16,905,000)	245,071,590
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	130	169	299
Class B common stock - $0.0001 par value	688	-	688
Additional paid-in-capital	5,113,832	1,597,355	6,711,187
Accumulated deficit	(114,648)	(1,597,524)	(1,712,172)
Total stockholders’ equity	5,000,002	-	5,000,002
Total liabilities and stockholders’ equity	$276,772,221	$-	$276,772,221

	Period From September 18, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(114,648)	$-	$(114,648)
Other (expense) income:
Financing cost – derivative warrant liabilities	-	(475,854)	(475,854)
Change in fair value of derivative warrant liabilities	-	(1,121,670)	(1,121,670)
Total other (expense) income	-	(1,597,524)	(1,597,524)
Net loss	$(114,648)	$(1,597,524)	$(1,712,172)

Basic and Diluted weighted-average Class A common shares outstanding	27,500,000	-	27,500,000
Basic and Diluted net income per Class A common share	$-	-	$-
Basic and Diluted weighted-average Class B common shares outstanding	6,375,000	-	6,375,000
Basic and Diluted net loss per Class B common share	$-	(0.27)	$(0.27)

	Period From September 18, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(114,648)	$(1,597,524)	$(1,712,172)
Adjustment to reconcile net loss to net cash used in operating activities	(667,891)	1,597,524	929,633
Net cash used in operating activities	(782,539)	-	(782,539)
Net cash used in investing activities	(275,000,000)	-	(275,000,000)
Net cash provided by financing activities	276,787,884	-	276,787,884
Net change in cash	$1,005,345	$-	$1,005,345

	As of December 11, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$276,800,681	$-	$276,800,681
Liabilities and stockholders’ equity
Total current liabilities	$137,300	$-	$137,300
Deferred underwriting commissions	9,625,000	-	9,625,000
Derivative warrant liabilities	-	15,783,330	15,783,330
Total liabilities	9,762,300	15,783,330	25,545,630
Class A common stock, $0.0001 par value; shares subject to possible redemption	262,038,380	(15,783,330)	246,255,050
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	130	157	287
Class B common stock - $0.0001 par value	688	-	688
Additional paid-in-capital	5,052,042	475,697	5,527,739
Accumulated deficit	(52,859)	(475,854)	(528,713)
Total stockholders’ equity	5,000,001	-	5,000,001
Total liabilities and stockholders’ equity	$276,800,681	$-	$276,800,681

Note 3—Summary of Significant Accounting Policies

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 5,500,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,166,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost -derivative warrant liabilities in the statement of operations and $15.2 million is included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 24,507,159 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from September 18, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $1.7 million, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

On December 11, 2020, the Company consummated its Initial Public Offering of 27,500,000 Units, including 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.7 million, inclusive of approximately $9.6 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 5,500,000 and 5,166,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 27,500,000 shares of Class A common stock outstanding, including 24,507,159 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Mutual funds	$275,000,000	$-	$-
Liabilities:
Derivative warrant liabilities	$	-	$16,905,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfer in or out of Level 3 measurements in the period from September 18 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model and Black-Scholes.

The fair value of the Public Warrants issued in connection with the Public Offering have been measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

The estimated fair value of the Private Placement Warrants and the Public Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 11, 2020	As of December 31, 2020
	Public and Private	Public and Private
Volatility	14.23%-25%	14.23%-25%
Stock price	$10.41-$10.56	$10.41-$10.56
Expected life of the options to convert	5.75	5.72
Risk-free rate	0.47%	0.47%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 18, 2020 (inception)	$-
Issuance of Public and Private Warrants	15,783,330
Change in fair value of derivative warrant liabilities	1,121,670
Derivative warrant liabilities at December 31, 2020	$16,905,000

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(13.8)%
Financing cost – derivative warrant liabilities	(5.8)
Change in valuation allowance	(1.4)%
Income taxes benefit	0.0%

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

Note 11—Subsequent Events

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

Management has evaluated subsequent events to determine if events or transactions occurring through May 5, 2021, the date the financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would require potential adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	Nebula Caravel Acquisition Corp.

	By:	/s/ Adam H. Clammer
		Name:	Adam H. Clammer
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Adam H. Clammer	Chief Executive Officer, President and Director	May 6, 2021
Adam H. Clammer	(Principal Executive Officer)

/s/ James H. Greene, Jr.	Chairman of the Board of Directors	May 6, 2021
James H. Greene, Jr.

/s/ Rufina Adams	Chief Financial Officer and Secretary	May 6, 2021
Rufina Adams	(Principal Financial and Accounting Officer)

/s/ David Kerko	Director	May 6, 2021
David Kerko

/s/ Scott W. Wagner	Director	May 6, 2021
Scott W. Wagner

/s/ Darren Thompson	Director	May 6, 2021
Darren Thompson

/s/ Brandon Van Buren	Director	May 6, 2021
Brandon Van Buren

/s/ Alexi A. Wellman	Director	May 6, 2021
Alexi A. Wellman