Form 10-Q
period 2021-06-30
ROVER GROUP, INC.
filed 2021-08-16
CIK 1826018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39774

Rover Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3147201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

720 Olive Way, 19th Floor Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 453-7889

Nebula Caravel Acquisition Corp.

Four Embarcadero Center, Suite 2100

San Francisco, CA 94111

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A common stock, par value $0.0001 per share	ROVR	The Nasdaq Global Select Market
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ROVRW	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of July 30, 2021, 157,199,138 shares of Rover Group, Inc. Class A common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On July 30, 2021 (the “Closing Date”), Nebula Caravel Acquisition Corp., our predecessor company and a special purpose acquisition company (“Caravel”) sponsored by True Wind Capital, consummated the previously announced merger (the “Merger”) with A Place for Rover, Inc., a Delaware corporation and the world's largest network of five-star pet sitters and dog walkers (“Legacy Rover”), and Fetch Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of Caravel. Pursuant to the Merger, Merger Sub merged with and into Legacy Rover, the separate corporate existence of Merger Sub ceased, and Legacy Rover continued as the surviving corporation in the Merger and as a wholly-owned subsidiary of Caravel. The Merger was approved by Caravel’s stockholders at a meeting held on July 28, 2021.

On the Closing Date, Caravel changed its name to Rover Group, Inc. (“New Rover”). On August 2, 2021, New Rover’s common stock and warrants, formerly those of Caravel, began trading on The Nasdaq Global Select Market under the ticker symbols “ROVR” and “ROVRW,” respectively.

For more information about the Merger, see Note 1 to the unaudited condensed consolidated financial statements below.

Unless stated otherwise or the context clearly indicates otherwise, this Quarterly Report on Form 10-Q contains historical information about Caravel before the Merger. References to the “Company,” “we,” “us,” and “our” in this report refer to Caravel before the consummation of the Merger or New Rover after the consummation of the Merger, as the context suggests.

The Merger will be accounted for as a reverse recapitalization under U.S. Generally Accepted Accounting Principles because Legacy Rover has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, Caravel will be treated as the “acquired” company for financial reporting purposes. Accordingly, in future reporting periods the consolidated assets, liabilities and results of operations of Legacy Rover will become the historical financial statements of New Rover, and Caravel’s assets, liabilities and results of operations will be consolidated with Legacy Rover’s beginning on the acquisition date. For accounting purposes, in future reporting periods the financial statements of New Rover will represent a continuation of the financial statements of Legacy Rover with the Merger being treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel will be stated at historical costs and no goodwill or other intangible assets will be recorded. Operations prior to the Merger will be presented as those of Legacy Rover in future reports of New Rover.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$31,197	$1,005,345
Prepaid expenses	570,626	766,876
Total current assets	601,823	1,772,221
Investments held in Trust Account	275,033,543	275,000,000
Total assets	$275,635,366	$276,772,221
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$46,895	$32,531
Accrued expenses	3,517,815	75,000
Due to related party	29,172	6,610
Franchise tax payable	64,802	56,488
Total current liabilities	3,658,684	170,629
Deferred underwriting commissions	9,625,000	9,625,000
Derivative warrant liabilities	30,885,000	16,905,000
Total Liabilities	44,168,684	26,700,629
Commitments and Contingencies
Class A common stock, $0.0001 par value; 22,646,668 and 24,507,159 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	226,466,680	245,071,590
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,853,332 and 2,992,841 shares issued and outstanding (excluding 22,646,668 and 24,507,159 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	485	299
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	688	688
Additional paid-in capital	25,315,911	6,711,187
Accumulated deficit	(20,317,082)	(1,712,172)
Total stockholders' equity	5,000,002	5,000,002
Total Liabilities and Stockholders' Equity	$275,635,366	$276,772,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$763,902	$4,557,486
Franchise tax expense	50,663	100,967
Total operating expenses	(814,565)	(4,658,453)
Other income (expense)
Interest earned on investments held in Trust Account	21,803	33,543
Change in fair value of derivative warrant liabilities	(14,671,670)	(13,980,000)
Net loss	$(15,464,432)	$(18,604,910)
Weighted average shares outstanding of Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A common stock	$—	$—
Weighted average shares outstanding of Class B common stock	6,875,000	6,875,000
Basic and diluted net loss per share, Class B common stock	$(2.25)	$(2.71)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	2,992,841	$299	6,875,000	$688	$6,711,187	$(1,712,172)	$5,000,002
Change in value of Class A common stock subject to possible redemption	314,048	32	—	—	3,140,448	—	3,140,480
Net loss	—	—	—	—	—	(3,140,478)	(3,140,478)
Balance - March 31, 2021	3,306,889	331	6,875,000	688	9,851,635	(4,852,650)	5,000,004
Change in value of Class A common stock subject to possible redemption	1,546,443	154	—	—	15,464,276	—	15,464,430
Net loss	—	—	—	—	—	(15,464,432)	(15,464,432)
Balance - June 30, 2021	4,853,332	$485	6,875,000	$688	$25,315,911	$(20,317,082)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(18,604,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(33,543)
Change in fair value of derivative warrant liabilities	13,980,000
Changes in operating assets and liabilities:
Prepaid expenses	196,250
Accounts payable	14,364
Accrued expenses	3,442,815
Due to related party	22,562
Franchise tax payable	8,314
Net cash used in operating activities	(974,148)
Net decrease in cash	(974,148)
Cash - beginning of the period	1,005,345
Cash - end of the period	$31,197
Supplemental disclosure of noncash financing activities:
Change in the initial value of Class A common stock subject to possible redemption	$18,604,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Rover Group, Inc., formerly known as Nebula Caravel Acquisition Corp. prior to July 30, 2021 (the “Company”), was a blank check company incorporated in Delaware on September 18, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Business Combination

On the Closing Date, the Company consummated the previously announced Merger pursuant to that certain Business Combination Agreement dated February 10, 2021 (the “Business Combination Agreement”) between Caravel, Merger Sub, and Legacy Rover. In connection with the closing of the Merger (the “Closing”), a business combination between Caravel and Legacy Rover was effectuated through the merger of Merger Sub with and into Legacy Rover, with Legacy Rover continuing as the surviving company and as a wholly-owned subsidiary of Caravel. On the Closing Date, Caravel changed its name from Nebula Caravel Acquisition Corp. to “Rover Group, Inc.”

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Business Combination Agreement, each share of Legacy Rover preferred stock, par value $0.00001 per share, that was convertible into a share of Legacy Rover common stock and each share of Legacy Rover common stock, par value $0.00001 per share, was canceled and converted into the right to receive a number of shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) equal to 1.0379, resulting in an aggregate of 124,475,258 shares of Class A Common Stock to be issued to Legacy Rover stockholders.

No fractional shares of Class A Common Stock were issued upon the exchange of Legacy Rover preferred stock or Legacy Rover common stock. Any fractional shares were rounded down to the nearest whole share of Class A Common Stock, resulting in an aggregate total of $1,733.04 cash payments by the Company made to Legacy Rover stockholders in lieu of fractional shares.

Upon completion of the Merger, and in accordance with the terms of the Business Combination Agreement, 32,434,987 shares of Legacy Rover common stock and 87,496,938 shares of Legacy Rover preferred stock were also cancelled and converted into the right to receive a pro rata portion of up to 22,500,000 shares of Class A Common Stock in the aggregate that will be issued at a future date should the Class A Common Stock achieve certain tiered trading price thresholds during the seven year period immediately following the Closing Date.

In connection with the Closing, the Company (a) issued and sold an aggregate of 5,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $50.0 million pursuant to previously announced subscription agreements (the “PIPE Subscription Agreements”) with certain accredited investors (the “PIPE Investment”) (b) issued and sold an aggregate of 8,000,000 shares of Class A Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $80.0 million (the “Backstop Shares”) pursuant to the previously announced backstop subscription agreement (the “Backstop Subscription Agreement”) entered into with True Wind Capital II, L.P. and True Wind Capital II-A, L.P. (together, the “TWC Funds”) and (c) issued and sold an aggregate of 1,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share and an aggregate purchase price of $10.0 million pursuant to the previously announced assignment agreement with BBCM Master Fund Ltd., a Delaware limited partnership and the TWC Funds.

In connection with the Closing, Caravel stockholders holding 14,677,808 shares of the Company’s common stock exercised their right to redeem such shares. As a result, approximately $146,778,080.00 of funds was withdrawn from the Company’s trust account (the “Trust Account”) to fund participant share redemptions.

See the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021 for more details.

Business Prior to the Business Combination

As of June 30, 2021, prior to the Business Combination, the Company had not commenced any operations. All activity for the period from September 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company had not generated any operating revenues as of June 30, 2021. Prior to the Business Combination, the Company had generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in the Trust Account and was subject to non-cash fluctuations for change in the fair value of derivative warrant liabilities in its statement of operations.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2020. On December 11, 2020, the Company consummated its Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $275.0 million, and incurring offering costs of approximately $15.7 million, inclusive of approximately $9.6 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,166,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to Nebula Caravel Holdings LLC, a Delaware limited liability company (the “Sponsor”), generating proceeds of approximately $7.8 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $275.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account located in the United States with American Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from September 18, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 7, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $31,000 in its operating bank account and a working capital deficit of approximately $3.1 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $176,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 11, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, one of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents held outside of the Trust Account.

Investment Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and due to related party approximated their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

The fair value of the Public Warrants (as defined in Note 3 below) issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently has been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been estimated using Black-Scholes-Merton model (“Black-Scholes”).

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the unaudited condensed consolidated statement of operations as incurred.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of warrants issued in connection with the Initial Public Offering were

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

initially measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants were estimated using Black-Scholes. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 22,646,668 and 24,507,159 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these shares of common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$21,803	$33,543
Less: Company's portion available to be withdrawn to pay taxes	(21,803)	(33,543)
Net income attributable	$—	$—
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	27,500,000	27,500,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(15,464,432)	$(18,604,910)
Net income allocable to Class A common stock	—	—
Net income (loss) attributable	$(15,464,432)	$(18,604,910)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	6,875,000	6,875,000
Basic and diluted net loss per share, Class B common stock	$(2.25)	$(2.71)

Recently adopted accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position and results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On September 24, 2020, the Sponsor subscribed to purchase 7,906,250 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000, and subsequently paid for the subscription on September 28, 2020. In September and October 2020, the Sponsor transferred 25,000 Founder Shares to each of Messrs. Kerko, Wagner, Thompson and Ms. Wellman, the Company’s independent director nominees, in each case at the original per share purchase price. On November 18, 2020, the Sponsor cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 7,187,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Sponsor and the Company’s officers and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 11, 2020, the underwriters partially exercised the over-allotment option; thus, an aggregate of 312,500 Founder Shares was forfeited accordingly.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) with respect to 100% of the Founder Shares, only if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination or (B) if True Wind Capital Management, L.P., an affiliate of the Sponsor provides funds toward the consummation of the initial Business Combination in an amount not less than $50,000,000 in the aggregate, then with respect to 50% of the Founder Shares, the earlier to occur of: (i) 180 days after completion of the initial Business Combination; or (ii) if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination and with respect to the remaining 50% of the Founder Shares, only if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,166,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.8 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or December 11, 2022 (or, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering, 27 months from the closing of the Initial Public Offering, or March 11, 2023) (the “Combination Period”), the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $176,000 under the Note and repaid this Note in full on December 11, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2021, there was a due to related party account balance of approximately $29,000.

Note 5—Commitments and Contingencies

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, the Company entered into forward purchase agreements with certain institutional accredited investors (“Forward Purchasers”) that will provide for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share, in a private placement that will close concurrently with the closing of the Business Combination. The Forward Purchasers’ commitments under the forward purchase agreements are subject to certain conditions described in the prospectus for the Initial Public Offering. The obligations under the forward purchase agreements will not depend on whether any shares of Class A common stock are redeemed by the holders of the Public Shares (the “Public Stockholders”). The Forward Purchasers will not receive any Founder Shares or warrants as part of the forward purchase agreements. The forward purchase shares will be identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company has 5,500,000 Public Warrants and 5,166,667 Private Placement Warrants, respectively, outstanding.

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•

if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;
•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the Shares of Class A common stock; and

•

if, and only if, the closing price of the Shares of Class A common stock equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holders’ ability to cashless exercise its warrants) as the outstanding Public Warrants.

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

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 27,500,000 shares of Class A common stock outstanding, including 22,646,668 shares and 24,507,159 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed consolidated balance sheets, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 6,875,000 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$275,033,543	$—	$—
Liabilities:
Derivative warrant liabilities	$14,300,000	$—	$16,585,000

December 31, 2020
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$275,000,000	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$16,905,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently based on the listed market price of such warrants, a Level 1 measurement, as of June 30, 2021. The fair value of the Private Placement Warrants was estimated using the Black-Scholes model. For the three and six months ended June 30, 2021, the Company recognized income on the unaudited condensed consolidated statements of operations resulting in an increase in the fair value of liabilities of approximately $14.7 million and $14.0 million, respectively, presented as change in fair value of derivative warrant liabilities.

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

ROVER GROUP, INC.

(FORMERLY KNOWN AS NEBULA CARAVEL ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates and as of December 31, 2020, March 31, 2021 and June 30, 2021:

	As of June 30, 2021	As of March 31, 2021	As of December 31, 2020
Unit price	$10.00	$10.00	$10.00
Volatility	40.5%	21.0%	14% - 23%
Stock price	$9.99	$9.92	$10.41 - $10.56
Expected life of the options to convert	5.08	5.25	5.72
Risk-free rate	0.88%	0.98%	0.46%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the Private Placement derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$16,905,000
Transfer of Public Warrants to Level 1	(8,690,000)
Change in fair value of derivative warrant liabilities	(361,670)
Derivative warrant liabilities at March 31, 2021	$7,853,330
Change in fair value of derivative warrant liabilities	8,731,670
Derivative warrant liabilities at June 30, 2021	$16,585,000

Note 9—Income Taxes

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rate for the three months and six months ended June 30, 2021 was 0% as a result of recording a full valuation allowance against the deferred tax assets.

There were no unrecognized tax benefits as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 10—Subsequent Events

As described in Note 1, the Company completed the Merger on July 30, 2021. The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that, other than contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” in this Item 2 refer to Nebula Caravel Acquisition Corp. before the consummation of the Merger or Rover Group, Inc. after the consummation of the Merger, as the context suggests. The following discussion and analysis of the Company’s financial condition and results of operations prior to the consummation of the Merger should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings, including the definitive proxy statement/prospectus filed with the SEC on July 9, 2021.

Overview

We are a former blank check company incorporated in Delaware on September 18, 2020 under the name Nebula Caravel Acquisition Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We completed our Initial Public Offering on September 18, 2020 and completed the Merger on July 30, 2021. See Note 1 to Item 1 above for a description of the Initial Public Offering, the PIPE Investment, the Backstop Shares, and the transactions contemplated by the Merger and the Business Combination Agreement.

Recent Developments

On July 30, 2021, we consummated the Merger between Merger Sub and Legacy Rover pursuant to the Business Combination Agreement. Upon the closing of the Merger, (i) Merger Sub merged with and into Legacy Rover, the separate corporate existence of Merger Sub ceased and Legacy Rover continued as the surviving corporation in the merger and a wholly-owned subsidiary of the Company and (ii) the Company changed its name to “Rover Group, Inc.” See Note 1 to Item 1 above for a description of the Merger, the Business Combination Agreement and the transactions contemplated thereby.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering and consummating the acquisition of Legacy Rover. Through June 30, 2021, we had not engaged in any operations nor generated any revenues. Prior to the Merger, we generated non-operating income in the form of interest on cash and cash equivalents.

For the three months ended June 30, 2021, we had a net loss of approximately $15.5 million, which consisted of $0.8 million in general and administrative costs that includes an estimated $0.4 million in legal fees related to the proposed Business Combination, approximately $50,000 in franchise tax expense, and approximately $14.7 million in changes in fair value of derivative warrant liabilities, partially offset by approximately $22,000 in interest earned from investments held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $18.6 million, which consisted of $4.6 million in general and administrative costs that include an estimated $3.4 million in legal fees related to the proposed Business Combination, approximately $101,000 in franchise tax expense, and approximately $14.0 in changes in fair value of derivative warrant liabilities, partially offset by approximately $34,000 in interest earned from investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $31,000 in our operating bank account, a working capital deficit of approximately $3.1 million, and approximately $34,000 in interest income available in the Trust Account to pay for our tax obligations, if any.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $176,000 to us under a promissory note (the “Note”). The Company repaid the Note in full as of December 11, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On September 24, 2020, our Sponsor subscribed to purchase 7,906,250 Founder Shares for an aggregate price of $25,000, and subsequently paid for the subscription on September 28, 2020. In September and October 2020, our Sponsor transferred $25,000 Founder Shares to each of Messrs. Kerko, Wagner, Thompson and Ms. Wellman, the Company’s independent director nominees, in each case at the original per share purchase price. On November 18, 2020, our Sponsor cancelled 718,750 shares of Class B common stock, resulting in an aggregate of 7,187,500 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the share cancellation. The Sponsor and the Company’s officers and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) agreed to forfeit up to 937,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On December 11, 2020, the underwriters partially exercised the over-allotment option; thus, an aggregate of 312,500 Founder Shares were forfeited accordingly.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) with respect to 100% of the Founder Shares, only if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination or (B) if True Wind Capital Management, L.P., an affiliate of the Sponsor, provides funds toward the consummation of the initial Business Combination in an amount not less than $50,000,000 in the aggregate, then with respect to 50% of the Founder Shares, the earlier to occur of: (i) 180 days after completion of the initial Business Combination; or (ii) if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination and with respect to the remaining 50% of the Founder Shares, only if the closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing any time 90 days after completion of the initial Business Combination.

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

Related Party Loans

On September 18, 2020, our Sponsor agreed to loan us an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $176,000 under the Note and repaid this Note in full as of December 11, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

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

In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of June 30, 2021, there was a due to related party account balance of approximately $29,000.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 22,646,668 and 24,507,159 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations. The fair value of warrants issued in connection with the Initial Public Offering was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in the Private Placement was estimated using Black-Scholes. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the

Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these shares of common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to our misapplication of the accounting for our warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Management’s Report on Internal Controls over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as discussed herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the SEC on May 7, 2021 and the proxy statement/prospectus filed pursuant to Rule 424(b)(3) of the Securities Act on July 9, 2021 (the “Proxy Statement”). However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. The risk factors detailed in the section titled “Risk Factors” beginning on page 36 of the Proxy Statement are incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In connection with the Closing of the Merger, the Company adopted Amended and Restated Bylaws (see Exhibit 3.2 to this Form 10-Q, the “Bylaws”) that changed the procedures by which stockholders of the Company may recommend nominees to our board of directors.

Except as set forth in the Investor Rights Agreement, entered into at the Closing of the Merger, by and among Legacy Rover, the Sponsor, certain affiliates of the Sponsor and certain Legacy Rover stockholders, directors are nominated by stockholders as described below.

Under the Investor Rights Agreement, for so long as the Sponsor holds not less than 25% of the sum of (i) 6,875,000 and (ii) the number of Backstop Shares purchased by the Sponsor and certain of its affiliates, the Sponsor will have the right to nominate one director to the Company’s board of directors at each annual meeting of stockholders at which such nominee’s term expires.

The updated procedures for stockholders to nominate directors are as follows:

Nominations of persons for election to our board of directors may be made by any stockholder of the Company who (A) is a stockholder of record at the time of giving of the notice described in the next paragraph; (B) is a stockholder of record on the record date for the determination of stockholders entitled to notice of the annual meeting; (C) is a stockholder of record on the record date for the determination of stockholders entitled to vote at the annual meeting; (D) is a stockholder of record at the time of the annual meeting; and (E) complies with the procedures discussed below.

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must have given timely notice in writing to the Secretary of the Company and any such nomination must constitute a proper matter for stockholder action. To be timely, a stockholder’s notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day and no later than 5:00 p.m., local time, on the 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders. However, if no annual meeting of stockholders was held in the preceding year, or if the date of the applicable annual meeting has been changed by more than 25 days from the first anniversary of the preceding year’s annual meeting, then to be timely such notice must be received by the Secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than 5:00 p.m., local time, on the 10th day following the day on which public announcement of the date of the annual meeting was first made by the Company. In no event will the adjournment, rescheduling or postponement of any annual meeting, or any announcement thereof, commence a new time period (or extend any time period) for the giving of a stockholder’s notice as described above. If the number of directors to be elected to the board of directors is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased board of directors at least 10 days before the last day that a stockholder may deliver a notice of nomination pursuant to the foregoing provisions, then a required stockholder’s notice will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is received by the Secretary at our principal executive offices no later than 5:00 p.m., local time, on the 10th day following the day on which such public announcement is first made. “Public announcement” means disclosure in a press release reported by a national news service or in a document publicly filed by the Company with the SEC pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934 (as amended and inclusive of rules and regulations thereunder, the “1934 Act”).

A stockholder’s notice to the Secretary must set forth:

(1) for each person whom the stockholder proposes to nominate for election as a director: (A) such person’s name, age, business address, residence address and principal occupation or employment; the class and number of shares of the Company that are held of record or are beneficially owned by such person and a description of any Derivative Instruments (as defined below) held or beneficially owned thereby or of any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares), the effect or intent of which is to mitigate loss to, or to manage the risk or benefit of share price changes for, or to increase or decrease the voting power of such person; and all information relating to such person that is required to be disclosed in solicitations of proxies for the contested election of directors, or is otherwise required, in each case pursuant to the Section 14 of the 1934 Act; (B) the nominee’s written consent to being named in such stockholder’s proxy statement as a nominee of such stockholder and to serving as a director of the Company if elected; (C) a reasonably detailed description of any direct or indirect compensatory, payment, indemnification or other financial agreement, arrangement or understanding that such person has, or has had within the past three years, with any person or entity other than the Company (including the amount of any payment or payments received or receivable thereunder), in each case in connection with candidacy or service as a director of the Company; and (D) a description of any other material relationships between such person and such person’s respective affiliates and associates, or others acting in concert with them, on the one hand, and such stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made, and their respective affiliates and associates, or others acting in concert with them, on the other hand; and

(2) for the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made: (A) the name and address of such stockholder (as they appear on the Company’s books), of such beneficial owner and of their respective affiliates or associates or others acting in concert with them; (B) for each class or series, the number of shares of stock of the Company that are, directly or indirectly, held of record or are beneficially owned by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (C) a description of any agreement, arrangement or understanding between such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, and any other person or persons (including, in each case, their names) in connection with the proposal of such nomination; (D) a description of any agreement, arrangement or understanding (including, regardless of the form of settlement, any derivative, long or short positions, profit interests, forwards, futures, swaps, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions and borrowed or loaned shares) that has been entered into by or on behalf of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities (any of the foregoing, a “Derivative Instrument”), or any other agreement, arrangement or understanding that has been made the effect or intent of which is to create or mitigate loss to, manage risk or benefit of share price changes for or increase or decrease the voting power of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, with respect to the Company’s securities; (E) any rights to dividends on the Company’s securities owned beneficially by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, that are separated or separable from the underlying security; (F) any proportionate interest in the Company’s securities or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, is a general partner or, directly or indirectly, beneficially owns an interest in a general partner of such general or limited partnership; (G) any performance-related fees (other than an asset-based fee) that such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with, them is entitled to based on any increase or decrease in the value of the Company’s securities or Derivative Instruments, including, without limitation, any such interests held by members of the immediate family of such persons sharing the same household; (H) any significant equity interests or any Derivative Instruments in any principal competitor of the Company that are held by such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them; (I) any direct or indirect interest of such stockholder, such beneficial owner or their respective affiliates or associates or others acting in concert with them, in any contract with the Company, any affiliate of the Company or any principal competitor of the Company (in each case, including any employment agreement, collective bargaining agreement or consulting agreement); (J) a representation and undertaking that the stockholder is a holder of record of stock of the Company as of the date of submission of the stockholder’s notice and intends to appear in person or by proxy at the meeting to bring such nomination before the meeting; (K) a representation and undertaking that such stockholder or any such beneficial owner intends, or is part of a group that intends, to (x) deliver a proxy statement or form of proxy to holders of at least the percentage of the voting power of the Company’s then-outstanding stock required to elect each such nominee; or (y) otherwise solicit proxies from stockholders in support of such proposal or nomination; and (L) any other information relating to such stockholder, such beneficial owner, or their respective affiliates or associates or others acting in concert with them, or director nominee that, in each case, would be required to be disclosed in a proxy statement or other filing required to be made in connection with the solicitation of proxies in support of such nominee (in a contested election of directors) or proposal pursuant to Section 14 of the 1934 Act.

In addition to the foregoing requirements, to be timely, a stockholder’s notice (and any additional information submitted to the Company in connection therewith) must further be updated and supplemented (1) if necessary, so that the information provided or required to be provided in such notice is true and correct as of the record date(s) for determining the stockholders entitled to notice of, and to vote at, the meeting and as of the date that is 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof and (2) to provide any additional information that the Company may reasonably request. Such update and supplement or additional information, if applicable, must be received by the Secretary at our principal executive offices, in the case of a request for additional information, promptly following a request therefor, which response must be delivered not later than such reasonable time as is specified in any such request from the Company or, in the case of any other update or supplement of any information, not later than five business days after the record date(s) for the meeting (in the case of any update and supplement required to be made as of the record date(s)), and not later than eight business days prior to the date for the meeting or any adjournment, rescheduling or postponement thereof (in the case of the update and supplement required to be made as of 10 business days prior to the meeting or any adjournment, rescheduling or postponement thereof). The failure to timely provide such update, supplement or additional information shall result in the nomination no longer being eligible for consideration at the meeting.

Item 6.	Exhibits.

Exhibit Number	Description

2.1

Business Combination Agreement, dated as of February 10, 2021, by and among Nebula Caravel Acquisition Corp., Fetch Merger Sub, Inc., Rover Group, Inc., and Shareholder Representative Services, LLC, as the Securityholder Representative, incorporated by reference to Exhibit 2.1 of Rover Group, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 16, 2021 (File No. 333-253110)

3.1

Amended and Restated Certificate of Incorporation of Rover Group, Inc., dated as of July 30, 2021, incorporated by reference to Exhibit 3.1 of Rover Group Inc.'s Current Report on Form 8-K, filed with the SEC on August 5, 2021 (File No. 001-39774)

3.2

Amended and Restated Bylaws of Rover Group, Inc, dated as of July 30, 2021, incorporated by reference to Exhibit 3.2 of Rover Group Inc.'s Current Report on Form 8-K filed with the SEC on August 5, 2021 (File No. 001-39774)

4.1

Warrant Agreement, dated December 8, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2020 (File No. 001-39774)

4.2

Specimen Class A Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of Rover Group, Inc.'s Current Report on Form 8-K, filed with the SEC on August 5, 2021 (File No. 001-39774)

4.3	Specimen Warrant Certificate of the Company, incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A, filed with the SEC on December 1, 2020 (File No. 333-250804)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**

These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rover Group, Inc.

Date: August 16, 2021	By:	/s/ Tracy Knox
Tracy Knox
Chief Financial Officer
(Duly Authorized Officer)