Form 10-Q
period 2021-09-30
ROVER GROUP, INC.
filed 2021-11-10
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39774
_________________________________
Rover Group, Inc.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3147201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 Olive Way, 19th Floor Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)
(888) 453-7889
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ROVR	The Nasdaq Global Select Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	ROVRW	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 175,250,608 shares outstanding of Class A common stock, par value $0.0001 per share, as of November 5, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report include statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, on our business, the travel industry, travel trends, and the global economy generally;

•our operating performance;

•our ability to retain existing and acquire new pet parents and pet care providers;

•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;

•our opportunities and strategies for growth;

•our offering expansion initiatives and market acceptance thereof;

•our ability to match pet parents with high quality and well-priced offerings;

•our assessment of and strategies to compete with our competitors;

•our assessment of our trust and safety record;

•the success of our marketing strategies;

•our ability to accurately and effectively use data and engage in predictive analytics;

•our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;

•general economic conditions and their impact on demand for our platform;

•seasonal sales fluctuations;

•our future capital requirements and sources and uses of cash;

•changes in applicable laws or regulations;

•the outcome of any known and unknown litigation and regulatory proceedings;

•the increased expenses associated with being a public company;

•our ability to maintain and protect our brand; and

•other risks and uncertainties described under Part II, Item 1A of this Quarterly Report titled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described under ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors,” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$290,327	$80,848
Accounts receivable, net	7,924	2,992
Prepaid expenses and other current assets	7,327	3,629
Total current assets	305,578	87,469
Property and equipment, net	21,952	24,923
Operating lease right-of-use assets	22,080	—
Intangible assets, net	5,260	7,967
Goodwill	33,159	33,159
Deferred tax asset, net	1,511	1,235
Other noncurrent assets	307	134
Total assets	$389,847	$154,887
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,480	$1,301
Accrued compensation and related expenses	4,820	3,269
Accrued expenses and other current liabilities	2,829	2,747
Deferred revenue	6,003	751
Pet parent deposits	24,337	7,931
Pet service provider liabilities	9,743	6,140
Debt, current portion	—	4,128
Operating lease liabilities, current portion	2,726	—
Total current liabilities	53,938	26,267
Deferred rent, net of current portion	—	2,248
Debt, net of current portion	—	33,398
Operating lease liabilities, net of current portion	25,933	—
Earnout liabilities	266,390	—
Derivative warrant liabilities	34,294	—
Other noncurrent liabilities	795	4,659
Total liabilities	381,350	66,572
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.00001 par value, no shares and 87,611 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares and 90,814 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $294,802 as of December 31, 2020	—	290,427
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 and no shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	—	—
Common stock, $0.0001 par value, 990,000 and 144,250 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 157,593 and 30,398 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	16	3
Additional paid-in capital	362,471	53,909
Accumulated other comprehensive income	220	253
Accumulated deficit	(354,210)	(256,277)
Total stockholders’ equity (deficit)	8,497	(202,112)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$389,847	$154,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$35,153	$13,260	$71,831	$35,632
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,036	4,322	18,494	15,949
Operations and support	4,199	2,460	9,916	9,997
Marketing	6,403	2,403	13,532	13,899
Product development	5,033	4,355	14,586	18,093
General and administrative	8,899	4,958	21,266	15,761
Depreciation and amortization	1,873	2,105	5,572	6,967
Total costs and expenses	34,443	20,603	83,366	80,666
Income (loss) from operations	710	(7,343)	(11,535)	(45,034)
Other income (expense), net:
Interest income	19	22	28	483
Interest expense	(1,534)	(1,185)	(2,933)	(2,443)
Loss from impairment of DogHero investment	—	(2,000)	—	(2,000)
Change in fair value of earnout liabilities	(71,318)	—	(71,318)	—
Change in fair value of derivative warrant liabilities	(12,261)	—	(12,261)	—
Other income (expense), net	(116)	77	(194)	(111)
Total other income (expense), net	(85,210)	(3,086)	(86,678)	(4,071)
Loss before income taxes	(84,500)	(10,429)	(98,213)	(49,105)
Benefit from (provision for) income taxes	(36)	70	280	122
Net loss	$(84,536)	$(10,359)	$(97,933)	$(48,983)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.35)	$(1.64)	$(1.64)
Weighted-average shares used in computing net loss per share, basic and diluted	116,597	30,008	59,825	29,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(84,536)	$(10,359)	$(97,933)	$(48,983)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(62)	113	(33)	(27)
Unrealized loss on available-for-sale securities	—	(104)	—	(64)
Other comprehensive income (loss)	(62)	9	(33)	(91)
Comprehensive loss	$(84,598)	$(10,350)	$(97,966)	$(49,074)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	90,814	290,427	30,398	3	53,909	253	(256,277)	(202,112)
Issuance of common stock from exercises of stock options	—	—	470	—	666	—	—	666
Stock-based compensation	—	—	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(10,591)	(10,591)
Balance as of Balance as of March 31, 2021	90,814	290,427	30,868	3	55,576	274	(266,868)	(211,015)
Issuance of common stock from exercises of stock options	—	—	392	—	816	—	—	816
Issuance of common stock from net exercises of warrants	—	—	331	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,147	—	—	1,147
Foreign currency translation adjustments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(2,806)	(2,806)
Balance as of Balance as of June 30, 2021	90,814	290,427	31,591	3	57,539	282	(269,674)	(211,850)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(90,814)	(290,427)	90,814	9	290,418	—	—	290,427
Reverse recapitalization transaction, net of costs and acquired liabilities	—	—	32,721	4	213,455	—	—	213,459
Earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(228,082)	—	—	(228,082)
Reclassification of Sponsor earnout liability upon settlement	—	—	—	—	33,010	—	—	33,010
Issuance of common stock from exercises of stock options	—	—	2,019	—	1,856	—	—	1,856
Issuance of common stock from net exercises of warrants	—	—	448	—	—	—	—	—
Taxes paid on net share settlement	—	—	—		(6,719)	—	—	(6,719)
Stock-based compensation	—	—	—	—	994	—	—	994
Foreign currency translation adjustments	—	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(84,536)	(84,536)
Balance as of September 30, 2021	—	$—	157,593	$16	$362,471	$220	$(354,210)	$8,497
(1) The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.0379 established in the Merger described in Note 1.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	90,805	290,365	29,614	3	46,923	169	(198,792)	(151,697)
Issuance of Series G redeemable convertible preferred stock to settle Barking Dog Ventures, Ltd. holdback	9	62	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	128	—	134	—	—	134
Stock-based compensation	—	—	—	—	1,585	—	—	1,585
Issuance of common stock warrants	—	—	—	—	657	—	—	657
Foreign currency translation adjustments	—	—	—	—	—	141	—	141
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	—	—	(20,545)	(20,545)
Balance as of Balance as of March 31, 2020	90,814	290,427	29,742	3	49,299	195	(219,337)	(169,840)
Issuance of common stock from exercises of stock options	—	—	86	—	117	—	—	117
Stock-based compensation	—	—	—	—	894	—	—	894
Foreign currency translation adjustments	—	—	—	—	—	(281)	—	(281)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	—	(18,079)	(18,079)
Balance as of Balance as of June 30, 2020	90,814	290,427	29,828	3	50,310	69	(237,416)	(187,034)
Issuance of common stock from exercises of stock options	—	—	187	—	190	—	—	190
Stock-based compensation	—	—	—	—	1,789	—	—	1,789
Foreign currency translation adjustments	—	—	—	—	—	113	—	113
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(104)	—	(104)
Net loss	—	—	—	—	—	—	(10,359)	(10,359)
Balance as of September 30, 2020	90,814	$290,427	30,015	$3	$52,289	$78	$(247,775)	$(195,405)
(1) The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.0379 established in the Merger described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(97,933)	$(48,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,142	4,268
Depreciation and amortization	10,815	15,099
Non-cash operating lease costs	1,490	—
Change in fair value of earnout liabilities	71,318	—
Change in fair value of derivative warrant liabilities	12,261	—
Net accretion of investment discounts	—	11
Amortization of debt issuance costs	695	721
Deferred income taxes	(309)	(314)
Loss on disposal of property and equipment	17	81
Impairment of DogHero investment	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(4,925)	590
Prepaid expenses and other current assets	(3,923)	588
Other noncurrent assets	(33)	—
Accounts payable	2,174	(3,919)
Accrued expenses and other current liabilities	2,069	(4,758)
Deferred revenue and pet parent deposits	21,658	(807)
Pet service provider liabilities	3,603	(13,962)
Operating lease liabilities	(1,637)	(5,297)
Other noncurrent liabilities	124	1,989
Net cash provided by (used in) operating activities	20,606	(52,693)
INVESTING ACTIVITIES
Purchases of property and equipment	(564)	(734)
Capitalization of internal-use software	(4,602)	(5,214)
Proceeds from disposal of property and equipment	19	—
Purchases of available-for-sale securities	—	(16,286)
Proceeds from sales of available-for-sale securities	—	28,002
Maturities of available-for-sale securities	—	21,450
Net cash (used in) provided by investing activities	(5,147)	27,218
FINANCING ACTIVITIES
Proceeds from exercise of common stock options	3,339	441
Taxes paid related to net share settlement of equity awards	(6,719)	—
Proceeds from reverse recapitalization and related financing	268,282	—
Payment of deferred transaction costs related to reverse recapitalization	(32,743)	—
Proceeds from borrowing on credit facilities	—	64,282
Repayment of borrowings on credit facilities	(38,124)	(26,439)
Net cash provided by financing activities	194,035	38,284
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	(11)
Net increase in cash, cash equivalents, and restricted cash	209,479	12,798
Cash, cash equivalents, and restricted cash beginning of period	80,848	67,654
Cash, cash equivalents, and restricted cash end of period	$290,327	$80,452
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020
Cash paid for income taxes	$7	$278
Cash paid for interest	2,511	1,504
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$18
Right-of-use asset obtained in exchange for lease liabilities	766	—
Conversion of redeemable convertible preferred stock to common stock	290,427	—
Earnout liability recognized upon the closing of the reverse recapitalization	228,082	—
Derivative warrant liabilities recognized upon the closing of the reverse recapitalization	22,032	—
Reclassification of earnout liability to additional paid-in capital upon settlement	33,010	—
Issuance of common stock warrants under credit facility and subordinated credit facility agreements	—	657
Issuance of Series G redeemable convertible preferred stock to settle Barking Dog Ventures, Ltd. Holdback	—	62
Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$290,327	$80,418
Restricted cash included in prepaid expenses and other current assets	—	34
Total cash, cash equivalents and restricted cash	$290,327	$80,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Rover Group, Inc. (formerly known as Nebula Caravel Acquisition Corp.) and its wholly owned subsidiaries (collectively “Rover” or the “Company”) is headquartered in Seattle, Washington, with offices in Spokane, Washington and internationally in Barcelona, Spain. The Company provides an online marketplace and other related tools, support and services that pet parents and pet service providers can use to find, communicate with, and interact with each other.
On July 30, 2021 (the “Closing Date” or “Closing”), Nebula Caravel Acquisition Corp. (“Caravel”) consummated the previously announced merger pursuant to a Business Combination Agreement and Plan of Merger, dated February 10, 2021 (the “Business Combination Agreement”), by and between Caravel, Fetch Merger Sub, Inc., a wholly owned subsidiary of Caravel (“Merger Sub”), and A Place for Rover, Inc. (hereinafter referred to as “Legacy Rover”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Rover, with Legacy Rover continuing as the surviving entity and as a wholly owned subsidiary of Caravel (together with the other transactions described in the Business Combination Agreement, the “Merger”). On the Closing Date, Caravel changed its name from Nebula Caravel Acquisition Corp. to “Rover Group, Inc.” See Note 3—Reverse Recapitalization for additional information.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus that causes the disease COVID-19 a global pandemic and recommended containment and mitigation measures worldwide, including travel restrictions and business slowdowns or shutdowns in affected areas. As a result, there was a significant decline in demand for pet services. As a result of these developments, the Company experienced an unfavorable impact on its revenue, results of operations and cash flows in 2020 and in some of the periods to date in 2021.

The COVID-19 pandemic event and economic conditions were significant in relation to the Company’s ability to fund its business operations. In response to the impact of COVID-19, the Company implemented a number of measures to minimize cash outlays, including reducing discretionary marketing and other expenses and implemented a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or placed on standby. In connection with this restructuring, the Company incurred severance-related and legal costs, and modified the terms of stock options previously awarded to impacted employees.
The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets we serve in the United States, Canada and Europe. The restrictive measures have not only negatively impacted consumer and business spending habits, but they have also adversely impacted, and may further impact, our workforce and operations. Although certain of these measures have now eased in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time as many geographic regions are experiencing a resurgence of COVID-19 infections, as well as new variants of the virus, such as the Delta variant. The duration and severity of this pandemic, including new variants, are unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control.
Liquidity
On July 30, 2021, the Company completed the Merger and received net proceeds of $235.6 million, net of transaction costs of $32.7 million. See Note 3—Reverse Recapitalization for additional information.
The Company has incurred losses from operations and had an accumulated deficit of $354.2 million as of September 30, 2021. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, debt borrowings, and with customer payments. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors including its growth rate. The Company has

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than its currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 included in the prospectus filed by the Company with the SEC on September 23, 2021 (the “Prospectus”). The information as of December 31, 2020 included in the condensed consolidated balance sheets was derived from those audited financial statements.
For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. See Note 3- Reverse Recapitalization for more information.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of common stock and the fair value of preferred stock prior to the reverse recapitalization, earnout liabilities and derivative warrant liabilities. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Segment Information
The Company has one operating segment and one reportable segment. As the Company’s chief operating decision maker, the chief executive officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to fees from pet parents and pet service providers based in the United States.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the condensed consolidated statements of operations. The net effect of foreign currency gains and losses was not material during the three and nine months ended September 30, 2021 and 2020.
Certain Significant Risks and Uncertainties
The Company is subject to certain risks and challenges associated with other companies at a similar stage of development, including risks associated with: dependence on key personnel; marketing; adaptation to changing market dynamics and customer preferences; and competition including from larger companies that may have greater name recognition, longer operating histories, more and better established customer relationships and greater resources than the Company.
The Company’s ability to provide a reliable platform largely depends on the efficient and consistent operation of its computer information systems and those of its third-party service providers. Any significant interruptions could harm the Company’s business and reputation and result in a loss of business. Further, there has been evidence that the Company has been the subject of cyber-attacks, and it is possible that it will be subject to similar attacks in the future. These attacks may be primarily aimed at interrupting the Company’s business, exposing it to financial losses, or exploiting information security vulnerabilities. To management’s knowledge, no prior attacks or breaches have, individually, or in the aggregate, resulted in any material liability to the Company, any material damage to its reputation, or any material disruption to the Company’s business.
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 2 – Summary of Significant Accounting Policies of the audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Prospectus filed by the Company with the SEC on September 23, 2021.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, investments and accounts receivable. The Company maintains cash balances that may exceed the insured limits set by the Federal Deposit Insurance Corporation. The Company reduces credit risk by placing cash balances with major U.S. financial institutions that management assesses to be of high-credit quality.
For the three and nine months ended September 30, 2021 and 2020, no individual pet service provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of September 30, 2021 and December 31, 2020, accounts receivable was $7.9 million and $3.0 million, respectively, and was comprised primarily of amounts due from payment processors who collected payment from pet parents on behalf of the Company.
Internal-Use Software
The Company capitalized $4.6 million and $5.2 million of software development costs during the nine months ended September 30, 2021 and 2020, respectively. Stock-based compensation costs included in capitalized internal-use software development costs were not material for the three and nine months ended September 30, 2021 and 2020. The Company recorded amortization expense for capitalized internal use software of $1.7 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.6 million for the three and nine and September 30, 2020, respectively, which is included in cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
Capitalized website development and internal-use software costs are included in property and equipment, net in the condensed consolidated balance sheets.
Leases (since January 1, 2021)
The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. Lessees are required to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. The Company does not have material finance leases.
For leases with a term greater than 12 months, the Company records the related ROU asset and lease liability at the present value of lease payments over the term. The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to extend or terminate the lease that the Company is reasonably certain to exercise. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.
The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term. The Company has also elected to not separate lease and non-lease components for office equipment leases and, as a result, accounts for lease and non-lease components as one component.
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the lease term. The Company’s lease agreements may contain non-lease components such as common area maintenance, operating expenses or other costs, which are expensed as incurred.
Earnout Liabilities
Rover Earnout Shares
At Closing, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (“Rover Earnout Shares”) of Class A common stock subject to the occurrence of certain triggering events based on a seven year post-Closing earnout, with (1) 8,770,748 shares earned if the stock price of the Company is or exceeds $12.00 for 20 out of any 30 trading days (“Triggering Event I”), (2) 8,770,748 shares earned if the stock price of the Company is or exceeds $14.00 for 20 out of any 30 trading days (“Triggering Event II”), and (3) 2,192,687 shares earned if the stock price of the Company is or exceeds $16.00 for 20 out of any 30 trading days (“Triggering Event III”) (collectively, the “Triggering Events”). If there is a change of control transaction, then all remaining Triggering Events that have not previously occurred will be deemed to have occurred and a total of 19,734,183 shares will be issued to Legacy Rover equity holders to participate in the change of control transaction.
Sponsor Earnout Shares
At Closing, the Sponsor subjected 2,461,627 shares (“Sponsor Earnout Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a seven year post-Closing earnout, with (1) 984,651 shares being released upon Triggering Event I, (2) 984,651 shares being released upon Triggering Event II, and (3) 492,325 shares being released upon Triggering Event III, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing. If there is a change of control transaction, then immediately prior to the consummation of the change of control transaction the following will occur: (1) any Triggering Events that have not previously occurred will be deemed to have occurred and (2) all unvested Sponsor Earnout Shares will vest and be eligible to participate in the change of control transaction.
The Rover Earnout Shares and the Sponsor Earnout Shares (collectively “Earnout Shares”) are not indexed to the common stock of the Company and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of Rover. The Earnout Shares were measured at Closing, and subsequently will be measured at each reporting date until settled, or they meet the criteria for equity classification. Changes in the fair value will be recorded as a component of other income (expense), net in the condensed consolidated statements of operations. The aggregate fair value of the Earnout Shares on the Closing Date was estimated using a Monte Carlo simulation model and was

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
determined to be $228.1 million. As of September 30, 2021, the Sponsor Earnout Shares were reclassified to equity. See Note 5—Fair Value for further information. Rover Earnout Shares that vested upon the occurrence of Triggering Event I and Triggering Event II on September 29, 2021 will be recorded at fair value until issued on October 6, 2021, at which time the then current fair value will be reclassified to additional paid in capital.
Derivative Warrant Liabilities
At Closing, the Company assumed 2,574,164 private placement warrants (“Private Warrants”) and 5,500,000 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing on the later of (1) 30 days after the completion of the Merger on July 30, 2021 and (2) 12 months from the date of the closing of Caravel’s initial public offering on December 11, 2020 and terminating five years after completion of the Merger.
The Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 11—Stock Warrants for further information.
Upon consummation of the Merger, the Company evaluated the Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Warrants includes a provision that could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Warrants) would be entitled to receive cash for all of their Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. Since the Warrants meet the definition of a derivative, the Company recorded the Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Public Warrants will be estimated at each measurement date using a Monte Carlo simulation valuation model based on multiple inputs, including the implied volatility of the Public Warrants, among others.
On the consummation of the Merger, the Company recorded a liability related to the Warrants of $22.0 million, with an offsetting entry to additional paid-in capital. See Note 5—Fair Value for further information.

Marketing
Advertising expenses were $4.7 million and $8.8 million during the three and nine months ended September 30, 2021, respectively, and $0.8 million and $7.2 million during the three and nine months ended September 30, 2020, respectively.
Restructuring Charges
Costs and liabilities associated with restructuring are recorded in the period management commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued compensation and related expenses on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recently Adopted Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. With the exception of standards the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time period as private companies, as indicated below.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The standard requires lessees to recognize a ROU asset and lease liability on its consolidated balance sheet for all leases with a term longer than twelve months. This update also requires lessees and lessors to disclose key information about their leasing transactions. The guidance is effective for the Company for the year beginning after December 15, 2021. Early adoption is permitted. The Company early adopted this standard on January 1, 2021 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2021 as a result of the adoption of this standard. The condensed consolidated financial statements for the three and nine months ended September 30, 2021 are presented under the new standard, while the comparative period presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease ROU assets of $22.8 million and operating lease liabilities of $29.6 million as of January 1, 2021. In connection with the adoption of this standard, deferred rent, net of current portion of $2.2 million and lease incentives of $4.6 million, which were previously recorded in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheet as of December 31, 2020, were derecognized.
The new standard also provided practical expedients for an entity’s ongoing accounting as well as transition. The Company has elected the: (1) short-term lease recognition exemption for all leases that qualify, whereby the Company will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition; (2) practical expedient to not separate lease and non-lease components for office equipment leases; and (3) transition package of three expedients, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs.
In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company for the year beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain for other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU also includes other requirements related to franchise tax, goodwill as part of a business combination, consolidations, changes in tax laws, and affordable housing projects. The guidance is effective for the Company for the year beginning after December 15, 2021. Early adoption is permitted. The Company early adopted this standard on January 1, 2021. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its condensed consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company is currently assessing the potential impact of adopting ASU 2020-01 on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company is currently assessing the potential impact of adopting ASU 2020-06 on its condensed consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company will apply the amendments of this ASU prospectively to any modifications or exchanges of freestanding equity-classified warrants occurring on or after the effective date. The Company is currently assessing the potential impact of adopting ASU 2021-04 on its condensed consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company will apply the guidance in ASU 2021-08 on a prospective basis for business combinations occurring during the fiscal year in which the Company adopts the amendments.
3. Reverse Recapitalization
In connection with the Merger, the Company raised $268.3 million of gross proceeds from (1) the contribution of $128.3 million of net cash held in Caravel’s trust account from its initial public offering, (2) $50.0 million from the sale of 5,000,000 shares of Class A common stock at $10.00 per share in a transaction exempt from the registration requirement of the Securities Act of 1933, and (3) $90.0 million from the sale of an aggregate of 9,000,000 shares of Class A common stock at $10.00 per share pursuant to the backstop subscription agreement with affiliates (and an assignee of such affiliates) of the sponsor of Caravel (the “Sponsor Backstop Subscription Agreement”).
Immediately before the Merger, all of Legacy Rover’s outstanding warrants were net exercised for shares of Legacy Rover common stock. Upon the consummation of the Merger, all holders of Legacy Rover common stock and preferred stock received shares of our Class A Common Stock at a deemed value of $10.379 per share after giving effect to the applicable exchange ratio based on the completion of the following transactions contemplated by the Business Combination Agreement:
•the conversion of all outstanding shares of Legacy Rover redeemable convertible preferred stock into shares of Legacy Rover common stock at the then-effective conversion rate as calculated pursuant to Legacy Rover’s certificate of incorporation;

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
•the cancellation of each issued and outstanding share of Legacy Rover common stock (including shares of common stock resulting from the conversion of Legacy Rover redeemable convertible preferred stock) and the conversion into a number of shares of our Class A Common Stock equal to an exchange ratio of 1.0379 (“Exchange Ratio”); and

•the conversion of all outstanding vested and unvested Legacy Rover stock options into options exercisable for shares of our Class A Common Stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of 1.2006.

No cash consideration was paid out to Legacy Rover stockholders as there was insufficient cash after Caravel common stockholders exercised their right to redeem shares for cash.
In connection with the Merger, the Company incurred $32.7 million of transaction costs. These costs consisted of underwriting, legal, and other professional fees, of which $14.5 million was recorded to additional paid-in capital and the remaining $18.2 million related to liabilities assumed from Caravel that were settled immediately after Closing.
The number of shares of Class A common stock issued immediately following the consummation of the Merger at July 30, 2021 was:

Number of Shares
Common stock of Caravel outstanding prior to the Merger	27,500,000
Less redemption of Caravel shares	(14,677,808)
Caravel Sponsor Earnout Shares outstanding prior to the Merger	6,875,000
Less forfeiture of Caravel Sponsor Earnout Shares(1)	(975,873)
Common stock of Caravel (1)	18,721,319
Shares issued in PIPE financing	5,000,000
Shares issued in Sponsor Backstop Subscription Agreement	8,000,000
Shares issued in Assignment Agreement	1,000,000
Merger and PIPE financing shares	32,721,319
Legacy Rover shares (2)	124,477,819
Total	157,199,138
_______________
(1)Upon the Merger closing, 3,437,500 Sponsor Earnout Shares vested, 975,873 were forfeited and 2,461,627 Sponsor Earnout Shares remained outstanding and unvested. At Closing, the remaining 2,461,627 Sponsor Earnout Shares were subject to vesting conditions based upon the occurrence of certain triggering events. At the close of trading on September 29, 2021, pursuant to the Business Combination Agreement and the achievement of Trigger Events I and II, 1,969,300 Founder Shares vested.

(2)The number of Legacy Rover shares was determined from the 32,434,987 shares of Legacy Rover common stock and 87,496,938 shares of Legacy Rover redeemable convertible preferred stock outstanding, which were converted to an equal number of shares of Legacy Rover common stock upon the closing of the Merger, and then converted at the Exchange Ratio of 1.0379 to Class A common stock of the Company. All fractional shares were rounded down to the nearest whole share.

The Merger was accounted for as a reverse recapitalization under GAAP because Legacy Rover has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, Caravel was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Legacy Rover with the Merger treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Rover.

Legacy Rover was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Legacy Rover stockholders comprising a relative majority of the voting power of Rover;

•Legacy Rover will have the ability to nominate a majority of the members of the board of directors of Rover;

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Legacy Rover’s operations prior to the acquisition comprising the only ongoing operations of Rover;

•Legacy Rover’s senior management comprising a majority of the senior management of Rover; and

•Rover substantially assuming the Legacy Rover name.
4. Revenue Recognition
Contract Balances
The Company’s contract liabilities consist of deferred revenue. The changes in the Company’s contract liabilities were as follows (in thousands):

Balance at June 30, 2021	$8,167
Bookings and other	32,067
Revenue recognized	(34,231)
Balance at September 30, 2021	$6,003

Balance at December 31, 2020	$751
Bookings and other	73,900
Revenue recognized	(68,648)
Balance at September 30, 2021	$6,003
Substantially all deferred revenue as of June 30, 2021 and December 31, 2020 was recognized as revenue during the three and nine months ended September 30, 2021 and 2020, respectively.
5. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$37,859	$—	$—	$37,859
Total assets measured at fair value	$37,859	$—	$—	$37,859
Liabilities
Earnout liabilities	$—	$—	$266,390	$266,390
Derivative warrant liabilities (Public Warrants)	23,320	—	—	23,320
Derivative warrant liabilities (Private Warrants)	—	—	10,974	10,974
Total liabilities measured at fair value	$23,320	$—	$277,364	$300,684

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$37,854	$—	$—	$37,854
Total assets measured at fair value	$37,854	$—	$—	$37,854
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Earnout Liabilities	Private Warrant Derivative Liability
Balance at December 31, 2020	$—	$—
Additions during the period	228,082	7,677
Change in fair value	71,318	3,297
Reclassification of earnout liability upon Triggering Events	(33,010)	—
Balance at September 30, 2021	$266,390	$10,974
Valuation of Earnout Liabilities
Upon the closing of the Merger, the Earnout Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to the common stock of the Company, with the change fair value recognized in Change in fair value of earnout liabilities in the condensed consolidated statement of operations.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation valuation model using the following assumptions at each valuation date:

	September 30, 2021	September 29, 2021	July 30, 2021
Stock price	$13.59	$13.59	$10.99
Risk-free interest rate	1.29%	1.29%	1.00%
Expected term (in years)	6.8	6.8	7.0
Expected volatility	56.50%	56.50%	57.20%
Dividend yield	—%	—%	—%
Current stock price: The stock price was based on the closing price as of the valuation date.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected seven-year term of the earnout period.
Expected term: The expected term is the seven-year term of the earnout period.
Expected volatility: The volatility rate was determined using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected seven-year term of the awards.
Expected dividend yield: The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.
Triggering Event I and Triggering Event II occurred on September 29, 2021 resulting in the vesting of 1,969,302 Sponsor Earnout Shares on September 29, 2021 and 17,540,964 Rover Earnout Shares being subsequently issued on October 6, 2021.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The estimated fair value of the earnout liability related to the Sponsor Earnout Shares was remeasured to $33.0 million on September 29, 2021, which included:
(i)$26.7 million related to the Sponsor Earnout Shares that vested upon the occurrence of Triggering Event I and Triggering Event II associated with the $12.00 and $14.00 volume-weighted Class A common stock average price (“VWAP”) per share thresholds as of September 29, 2021, and was recorded to additional paid-in capital on September 29, 2021 as such shares were issued and outstanding and thus the obligation was considered settled; and
(ii)$6.3 million related to the estimated fair value of the remaining 492,325 Sponsor Earnout Shares subject to vesting upon the occurrence of the Triggering Event III associated with the $16.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of September 29, 2021.
On September 29, 2021, the fair value of the remaining unvested Sponsor Earnout Shares was reclassified to equity because the Sponsor Earnout Shares became an instrument contingently issuable upon the occurrence of a triggering event into a fixed number of Class A common shares that is not based on an observable market price or index other than the Company’s own common stock price.
The estimated fair value of the earnout liability related to the Rover Earnout Shares was remeasured to $266.4 million on September 30, 2021, which included:
(i)$238.4 million related to the Rover Earnout Shares issuable upon the occurrence of Triggering Event I and Triggering Event II associated with the $12.00 and $14.00 VWAP per share thresholds as of September 30, 2021; and
(ii)$28.0 million related to the estimated fair value of the remaining 2,192,687 Rover Earnout Shares issuable upon the occurrence of the Triggering Event III associated with the $16.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of September 30, 2021.
The change in fair value of the earnout liability resulted in a loss of $71.3 million recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The 17,540,964 Rover Earnout Shares that vested upon the occurrence of Triggering Event I and Triggering Event II on September 29, 2021 will be recorded at fair value until issued on October 6, 2021, at which time the then current fair value will be reclassified to additional paid in capital.
Valuation of Private Warrant Derivative Liability
The Private Warrants were initially recorded as a liability on the Closing Date, at a fair value of $7.7 million and were remeasured to fair value as of September 30, 2021, resulting in a loss of $3.3 million for the three and nine months ended September 30, 2021, classified within Change in fair value of derivative warrant liabilities, in the condensed consolidated statements of operations.
The estimated fair value of the Private Warrants was determined using a Monte Carlo simulation valuation model using the following assumptions at each valuation date:

	September 30, 2021	July 30, 2021
Stock price	$13.59	$10.99
Risk-free interest rate	0.94%	0.69%
Expected term (in years)	4.8	5.0
Expected volatility	36.50%	31.50%
Dividend yield	—%	—%
Current stock price: The stock price was based on the closing price as of the valuation date.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected with the term of the warrant expiration.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Expected term: The expected term represents the period that the warrants are expected to be outstanding and is determined based on maturity of the warrants.
Expected volatility: The volatility rate was determined using the implied volatility of the Public Warrants to estimate the volatility for the Private Warrants.
Expected dividend yield: The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.
The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of a particular input to the fair value measurement requires management to make judgments and consider factors specific to the liability. The fair value hierarchy requires the use of observable market data when available in determining fair value. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
6. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	September 30, 2021	December 31, 2020
Computers	$1,632	$1,346
Furniture and fixtures	3,857	3,906
Leasehold improvements	13,663	13,660
Internal-use software	22,081	20,850
Total property and equipment	41,233	39,762
Less: Accumulated depreciation and amortization	(19,281)	(14,839)
Total property and equipment, net	$21,952	$24,923
Depreciation and amortization of property and equipment was $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. Internal-use software amortization was $1.7 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.6 million for the three and nine months ended September 30, 2020, respectively. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
In April 2020, the Company accelerated the amortization of $2.6 million in internal-use software related to the Rover Now service which was discontinued and is recorded in cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	September 30, 2021	December 31, 2020
Accrued merchant fees	$8	$172
Income and other tax liabilities	1,012	185
Accrued legal expenses and open claims	1,017	382
Lease incentive, current	—	491
Accrued interest	14	259
Accrued professional services	540	872
Other current liabilities	238	386
Total accrued expenses and other current liabilities	$2,829	$2,747
7. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. No impairment of goodwill was recognized during any of the periods presented.
Intangible Assets
The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	September 30, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	(11,181)	$5,109
Pet service provider relationships	2,000	(1,944)	56
Tradenames	950	(855)	95
Total	$19,240	$(13,980)	$5,260

	December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(9,117)	$7,173
Pet service provider relationships	2,000	(1,444)	556
Tradenames	950	(712)	238
Total	$19,240	$(11,273)	$7,967
The weighted average amortization period remaining as of September 30, 2021 for each class of intangible assets were as follows (in years):

Pet parent relationships	4.2
Pet service provider relationships	0.1
Tradenames	0.5

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2021 was $0.9 million and $2.7 million, respectively, and $1.2 million and $4.2 million for the three and nine months ended September 30, 2020, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.

Based on amounts recorded at September 30, 2021, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2021	$792
2022	1,347
2023	814
2024	814
2025	814
Thereafter	679
Total	$5,260
8. Debt
In March 2020, the Company borrowed $11.4 million and $15.0 million under the variable rate revolving line of credit and variable rate growth capital advance components, respectively, of the credit facility, and $30.0 million under the subordinated credit facility.
In April 2020, the Company was approved for and received a $8.1 million loan from the Small Business Administration’s Paycheck Protection Program (“PPP”).
In August 2020, the Company repaid the outstanding balance of the revolving line of credit and the growth capital advance.
Upon closing of the Merger, the Company repaid in full the subordinated credit facility of $30.0 million and the PPP loan of $8.1 million. Additionally, in accordance with the subordinated credit facility, the Company made a final termination payment of $0.9 million and accelerated $0.4 million of unamortized debt issuance costs at the termination of the subordinated credit facility.
As of September 30, 2021, the Company had no debt outstanding and terminated its revolving line of credit.
Revolving Line of Credit
The Company renegotiated the credit facility during August 2020 to extend the maturity of the revolving line of credit to May 2022. Subject to the terms and conditions of the credit facility, the lender agreed to make revolving loans to the Company in an amount not to exceed $15.0 million during the term of the agreement. Interest accrued at the greater of (1) 4.50% and (2) the Prime Rate plus a margin of 0.50% per year (4.50% at September 30, 2021), unless certain milestones were achieved then interest accrued at the greater of (1) 4.00% and (2) the Prime Rate. Interest was payable monthly. The Company was required to pay an unused credit facility fee to the lender each quarter in an amount equal to 0.30% per year times the average unused portion of the revolving line. The Company borrowed and repaid $11.4 million on the revolving loan during the year ended December 31, 2020 and issued a $3.5 million letter of credit for the security deposit on its Seattle headquarters and Spokane office space, which reduced the amount available under the revolving line of credit. At September 30, 2021, the Company closed its revolving line of credit and retained an unsecured $3.5 million letter of credit for the security deposit on its Seattle headquarters and Spokane office space.
Growth Capital Advance
The Company renegotiated the credit facility during August 2020 to amend the growth capital advance component, including extending the maturity to June 2024. Subject to the terms and conditions of the credit facility, the lender agreed to make advances to the Company in three tranches not to exceed $5.0 million under each tranche, up to the total amount of $15.0 million during the draw period, which was available until June 30, 2021. During 2020, the Company drew on the $15.0 million growth capital advance and repaid the outstanding balance. At September 30, 2021, no amounts were outstanding, and the Company can no longer borrow under the growth capital advance component of the credit facility.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Subordinated Credit Facility
The subordinated credit facility was a term loan advance. Subject to the terms and conditions of the subordinated credit facility, the lender agreed to make advances to the Company to the amount of $30.0 million during the draw period, which was available until June 30, 2020. After principal repayments, no term loan advance were able to be reborrowed. The term loan advance was interest only on a monthly basis. Outstanding principal and accrued interest were due at the maturity date. Interest accrued at the Prime Rate plus a margin of 4.25% per year (7.50% at September 30, 2021). In connection with securing the term loan advance, the Company incurred $269,000 in costs related to originating the debt which were initially capitalized as debt issuance costs. Once the term loan advance of $30.0 million was drawn down in March 2020, the costs were recorded as a debt discount and amortized to interest expense over the term of the term loan advance. Upon closing of the Merger, the Company repaid the full $30.0 million term loan advance and accrued interest of $0.2 million. As of September 30, 2021, the Company no longer has the ability to make any future draws.
The Company had collateralized the credit facility and the subordinated credit facility with substantially all of its tangible and intangible assets. The credit facility included several affirmative and negative covenants, as well as financial covenants. Financial covenants included minimum liquidity and minimum net revenue amounts and were applicable if the Company’s overall liquidity, as renegotiated in March 2021, was less than or equal to $65.0 million at the end of a reporting period. If the Company defaulted under the terms of the credit facility, it would not be permitted to draw additional funds on the revolving line of credit and the lenders could accelerate the Company’s obligation to pay all outstanding amounts. The Company was in compliance with all of its financial covenants as of the date of its full repayment of the term loan advance upon the Closing of the Merger.
In conjunction with the credit facility and the subordinated credit facility, the Company issued warrants to the lenders to purchase the Company’s common stock.
Small Business Administration’s Paycheck Protection Program
In April 2020, the Company entered into the PPP Promissory Note and Agreement, pursuant to which it incurred $8.1 million aggregate principal amount of term borrowings. The PPP loan was made under, and was subject to the terms and conditions of, the PPP which was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration. The term of the PPP loan was two years with a maturity date of April 2022 and accrued interest at a rate of 1.00% per year. Interest was payable monthly. Payments of principal and interest on the PPP loan were deferred until August 2021. The PPP loan was eligible for forgiveness if the proceeds were used for qualified purposes within a specified period. Upon the Closing of the Merger, the Company repaid the PPP loan of $8.1 million and accrued interest of $0.1 million.
9. Commitments and Contingencies
Leases
The Company leases certain office space in Seattle and Spokane, Washington and Barcelona, Spain with the lease terms ranging from 21 to 137 months. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 1 to 7 years. These renewal options have not been considered in the determination of the ROU assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018. In February 2020, the Company amended the sublease to extend the term for an additional two years. Under the terms of the amended sublease agreement, the Company will receive an additional $1.4 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends in October 2022.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. Under the terms of the sublease agreement, the Company will receive $1.7 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease cost	$1,046	$3,011
Short-term lease cost	19	138
Sublease income	(304)	(649)
Total lease cost	$761	$2,500
Other information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2021
Cash paid for operating lease liabilities	$3,159
Lease term and discount rate were as follows:

As of September 30, 2021
Weighted-average discount rate	7.12%
Weighted-average remaining lease term (years)	7.88
Maturities of lease liabilities were as follows as of September 30, 2021 (in thousands):

Year Ending December 31	Amounts
Remainder of 2021	$1,156
2022	4,669
2023	4,700
2024	4,563
2025	4,693
Thereafter	18,209
Total lease payments	37,990
Less: imputed interest	(9,331)
Present value of lease liabilities	28,659
Less: current portion of lease liabilities	(2,726)
Total lease liabilities, noncurrent	$25,933
Under ASC Topic 840, Leases, contractual commitments related to operating leases were as follows as of December 31, 2020 (in thousands):

Year Ending December 31	Amounts
2021	$4,356
2022	4,303
2023	4,433
2024	4,563
2025	4,693
Thereafter	18,209
Total	$40,557

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net rent expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2020, respectively. Net rent expense includes sublease income of $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts for any of the periods presented. The Company is unable to determine the maximum potential impact of these indemnifications on the condensed consolidated financial statements and maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid.
Litigation and Other
From time to time, the Company may be a party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded that there was not a reasonable possibility that it had incurred a material loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies.
Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying condensed consolidated balance sheets.
In addition, the Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of service providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company may become subject to audit by taxing authorities or subject to other forms of inspection or audit. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s business. As of September 30, 2021 and December 31, 2020 the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.
10. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s Class A common stock and Public Warrants began trading on the Nasdaq Global Select Market under the ticker symbols “ROVR” and “ROVW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, the Company had 157.6 million shares of Class A common stock issued and outstanding.
Prior to the Merger, Legacy Rover had outstanding shares of Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series G redeemable convertible preferred stock. Upon the Closing, each share of Legacy Rover redeemable convertible preferred stock was converted to one share of Legacy Rover common stock. Holders of the outstanding Legacy Rover common

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
stock received shares of the Company’s Class A common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 3—Reverse Recapitalization.
The Company had reserved shares of Class A common stock for issuance, on an as-converted basis, as follows (in thousands):

	September 30, 2021	December 31, 2020
Conversion of redeemable convertible preferred stock	—	90,814
Common stock warrants outstanding	—	1,118
Private Warrants	2,574	—
Public Warrants	5,500	—
Rover Earnout Shares	19,734	—
Sponsor Earnout Shares	492	—
Stock options issued and outstanding	19,955	24,700
Shares available for future equity grants	17,258	5,199
Total	65,513	121,831
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2021, no shares of preferred stock were issued and outstanding.
The Company had outstanding redeemable convertible preferred stock as of December 31, 2020 as follows (in thousands, except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series A	8,710	9,040	$0.4478	$3,325	$4,048
Series B	14,104	14,639	0.6528	9,397	9,556
Series C	12,431	12,903	1.1238	14,596	14,500
Series D	7,677	7,968	2.0080	14,036	16,000
Series D-1	3,359	3,486	2.0078	6,981	7,000
Series E	11,021	11,439	3.4969	39,906	40,000
Series F	11,772	12,218	5.3199	64,833	65,000
Series G	18,537	19,121	7.2536	137,353	138,698
Total	87,611	90,814		$290,427	$294,802
As of September 30, 2021 all redeemable convertible preferred stock had been converted to Class A common stock of the Company.
Dividend
Class A common stock is entitled to dividends when and if declared by the Company’s board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of its business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Company’s board of directors may deem relevant.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Stock Warrants
Public and Private Warrants
Prior to the Merger, Caravel issued 5,166,667 Private Warrants and 5,500,000 Public Warrants. Upon the Closing of the Merger, 2,592,503 Private Warrants were forfeited. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants become exercisable on December 11, 2021 and terminate five years after the Closing.
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”).
The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
The Private Warrants are identical to the Public Warrants except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
On September 14, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to, among other things, the registration of the offer and sale of the Private Warrants and the issuance of an aggregate of up to 8,074,164 shares of Class A common stock underlying the Warrants. As of September 30, 2021, there were 8,074,164 Warrants outstanding, and no Warrants had been exercised.
Other Common Stock Warrants
Legacy Rover also issued common stock warrants to various service providers, lenders, and investors, at various points in time, which were subsequently converted to common stock warrants of the Company. Upon consummation of the Merger, each Legacy Rover warrant that was outstanding was assumed by Caravel and converted into a common stock warrant exercisable for Class A common stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Legacy Rover capital stock subject to the Legacy Rover warrant immediately prior to the Merger multiplied by (2) the Exchange Ratio. Such warrants have a per share exercise price equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (1) the exercise price per share of Legacy Rover capital stock subject to the Legacy Rover warrant immediately prior to the Merger by (2) the Exchange Ratio, and, except as specifically provided in the Merger Agreement, each warrant continues to be governed by the same terms and conditions (including vesting and exercise terms) as were applicable to the corresponding former Legacy Rover warrant immediately prior to the Merger.
Upon the Closing of the Merger, warrants to purchase 631,000 shares of common stock were net exercised resulting in the issuance of 448,000 shares of Class A common stock.
As of September 30, 2021, there were no other common stock warrants outstanding.
12. Stock-Based Compensation
2011 Equity Incentive Plan

Legacy Rover’s 2011 Equity Incentive Plan (the “2011 Plan’’) allowed Legacy Rover to grant incentive and non-qualified stock options, restricted stock and other stock-based awards to employees, non-employees, and directors of Legacy Rover. In connection with the Closing of the Merger, the 2011 Plan was terminated, the remaining unallocated share reserve under the

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2011 Plan was cancelled and no new awards will be granted under the 2011 Plan. Options exercisable for 20.4 million shares of Class A common stock outstanding under the 2011 Plan at Closing were assumed by the Company under the 2021 Plan (defined below).
2021 Equity Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A common stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of September 30, 2021, the Company had 17.3 million shares of Class A common stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
Upon the Closing, each option to purchase shares of Legacy Rover common stock that was outstanding, whether vested or unvested, was automatically converted into an option to purchase shares of the Company’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, using the exchange ratio of 1.2006 (“Option Exchange Ratio”). For periods prior to the Merger, the number of options and per share amounts have been retroactively converted by applying the Option Exchange Ratio.
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Options Available for Grant	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	4,330	20,574	$1.74	6.4	$83,570
Retroactive application of reverse recapitalization	869	4,126
Balance as of December 31, 2020, as converted	5,199	24,700	$1.45	6.4	$83,570
Options authorized	17,200
Options exercised	—	(2,881)	1.08
Options cancelled in connection with termination of 2011 Plan	(7,005)
Options cancelled and forfeited	1,864	(1,864)	2.68
Balances as of September 30, 2021	17,258	19,955	$1.53	6.1	$240,692
Options vested and exercisable – September 30, 2021		15,369	$1.36	5.5	$187,904
The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2020 was $0.21 and $0.49, respectively. There were no options granted during the nine months ended September 30, 2021.
The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 was $14.5 million and $19.9 million, respectively, and was $0.2 million and $0.7 million during the three and nine months ended September 30, 2020, respectively.
The fair value of options vested during the three and nine months ended September 30, 2021 was $0.9 million and $2.9 million, respectively, and was $1.2 million and $4.0 million during the three and nine months ended September 30, 2020, respectively.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations and support	$43	$100	$144	$261
Marketing	71	123	238	348
Product development	287	510	981	1,459
General and administrative	593	1,056	1,779	2,200
Total stock-based compensation expense	$994	$1,789	$3,142	$4,268
No income tax benefit related to stock-based compensation was recorded during the three and nine months ended September 30, 2021 and 2020 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was $5.3 million, which was expected to be recognized over a weighted average remaining service period of 1.9 years.
Stock Option Modification
During the year ended December 31, 2020, the Company experienced significant disruption to its business as a result of the rapid development of COVID-19 and the corresponding reduction in the demand for its marketplace services. In response to the impact of COVID-19, the Company implemented a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or placed on standby. In connection with this restructuring, the Company amended the terms of stock options previously awarded to impacted employees. For employees who were terminated as part of the restructuring, the Company allowed pro-rata vesting of pre-cliff awards up to the termination date that would have otherwise been forfeited upon termination and extended the exercise period of vested stock options from 90 days to three years from the termination date. For employees who remained employed after the restructuring, the stock options were modified based on the fair value of the Company’s common stock as determined by the board of directors.

In April 2020, the Company modified options to exercise 3,100,000 shares held by terminated employees. The Company reversed the previously recognized expense for pre-cliff awards, recorded the incremental expense based on the modification-date fair value of awards that became vested under the pro-rata acceleration, and recorded any excess between the fair value of the vested awards immediately prior to and after the modification. The Company immediately recognized net incremental expense of $0.3 million related to these options.

In July 2020, the Company modified options to exercise 6,800,000 shares held by then-current employees. The Company repriced options held by current employees with an exercise price greater than $1.99 per share. As part of the repricing, the original options were canceled and new options were granted with an exercise of $1.99 per share and a remaining contractual term of ten years. The new options were subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $0.4 million was immediately recognized related to vested options. During the three and nine months ended September 30, 2021, the Company recognized total stock-based compensation expense of $0.1 million and $0.3 million related to these repriced options, respectively. For the three and nine ended September 30, 2020, the Company recognized total stock-based compensation expense of $0.5 million related to these repriced options. As of September 30, 2021, there was remaining incremental fair value of $0.4 million which will be recognized over the remaining requisite service period.
13. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rate for the three months ended September 30, 2021 and 2020 was 0.0% and 0.7%, respectively, and 0.3% and 0.2% for the nine months ended September 30, 2021 and 2020, respectively. The change

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
in effective tax rate is primarily due to a discrete item in the second quarter of 2021 related to the enacted tax law change which increased the general United Kingdom tax rate from 19.0% to 25.0%, effective April 1, 2023 and the effect of U.S. losses being excluded from the Company’s estimated annual effective tax rate due to recording a full valuation allowance on the U.S. deferred tax assets.
During the three and nine months ended September 30, 2021, the amount of gross unrecognized tax benefits increased by $5 thousand and $12 thousand, respectively, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(84,536)	$(10,359)	$(97,933)	$(48,983)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	116,597	30,008	59,825	29,834
Net loss per common share - basic and diluted	$(0.73)	$(0.35)	$(1.64)	$(1.64)
As a result of the Merger, the weighted-average number of shares of Class A common stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	September 30,
	2021	2020
Redeemable convertible preferred stock	—	90,814
Outstanding stock options	19,955	25,481
Outstanding common stock warrants	—	1,118
Private Warrants	2,574	—
Public Warrants	5,500	—
Sponsor Earnout Shares	492	—
Total	28,521	117,413
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of September 30, 2021.
15. Restructuring
In response to the impact of COVID-19, the Company implemented a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or placed on standby. In connection with this restructuring, the Company incurred total severance-related and legal costs of $3.8 million, as well as modified the terms of stock options previously awarded to impacted employees (see Note 12—Stock-Based Compensation). As of September 30, 2021 and December 31, 2020, there was no remaining liability for restructuring-related costs.
The following table summarizes restructuring charges recorded in each component of costs and expenses in the Company’s condensed consolidated statements of operations (in thousands):

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operations and support	$174	$795
Marketing	84	592
Product development	138	1,741
General and administrative	116	623
Total restructuring charges	$512	$3,751
There were no restructuring charges recorded in costs and expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
16. Subsequent Events
On November 2, 2021, the Compensation Committee of the Company’s board of directors approved grants of an aggregate 2,827,495 restricted stock units (“RSUs”) under the 2021 Plan to executive officers and employees of the Company. On the same date, the Company’s board of directors (the “Board”) approved grants of an aggregate 115,311 RSUs under the 2021 Plan to non-employee directors that qualify as “Outside Directors” under the Company’s Outside Director Compensation Policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the closing of the Merger, the financial statements of A Place for Rover, Inc., a Delaware corporation and our wholly owned subsidiary (“Legacy Rover”), are now the financial statements of Rover. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021 and related notes appearing elsewhere in this Quarterly Report and Legacy Rover’s audited consolidated financial statements as of and for the years ended December 31, 2018, 2019 and 2020 and related notes included in our prospectus filed with the SEC on September 23, 2021.

Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections in this Quarterly Report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated, the terms “Rover,” “the Company,” “we,” “us,” or “our” refer to Rover Group, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Our Business

We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives.

Rover was founded to give pet parents an alternative to relying on friends and family, neighbors, and kennels for pet care; it is the world’s largest online marketplace for pet care based on gross booking value, or GBV, which represents the dollar value of bookings on our platform in a period and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations that occurred during that period. Our online marketplace matches pet parents with pet lovers dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover and book the right pet care providers for them and their pets, communicate with providers and write and read reviews. Our platform enables pet care providers to list on our marketplace with low startup costs, schedule bookings, communicate with pet parents, and receive payment.

We continue to be focused on servicing pet parent needs when it comes to their boarding and house-sitting needs, which we categorize as overnight services and their walking, drop-in and daycare needs, which categorize as daytime services. We have established a scaled network of providers who post their services at their own price points. We leverage our technology platform, scale, and density of the users on the platform and the insights from the more than 43 million services booked to continuously improve our offerings.

We generate substantially all of our revenue from our pet care marketplace platform that connects pet care providers and pet parents. We collect services fees from both providers and pet parents. As more providers accept and complete bookings, we earn more revenue. We also earn revenue from ancillary sources such as background checks and affiliate advertising deals.

We have made focused and substantial investments in support of our mission. For example, to continually launch new features on our platform we have invested heavily in product development and have completed two strategic acquisitions. We have also invested in sales and marketing to grow the user base of the platform across the United States, Canada and eight countries in Europe.

Notwithstanding the impact of COVID-19, we are continuing to invest in the future through product development and marketing efforts. We also continue to test new services lines that we may launch at a future date. Our strategy is to create a marketplace that operates at a hyper-local level while levering our trusted brand. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
Impact of COVID-19

The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets we serve in the United States, Canada and Europe, which in turn impacts our business. Since the outbreak began in March 2020, authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. Restrictive measures have not only negatively impacted consumer and business spending habits, but they have also adversely impacted, and may further impact, our workforce and operations. Although certain of these measures have now eased in some geographic regions, overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time as many geographic regions are experiencing a resurgence of COVID-19 infections, as well as new variants of the virus, such as the Delta variant. The duration and severity of this pandemic, including new variants, are unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control. As a result, there remains uncertainty in the near and medium-term as the pandemic continues to create uncertainty and impact travel and a return to offices, which could result in higher than average cancellation rates.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. In addition to the comparisons between the third quarter of 2021 and 2020, the narrative below reflects supplemental comparisons between the third quarter of 2021 and 2019. Given the impact of COVID-19 on our business in the third quarter of 2020, we believe this supplemental comparison is more meaningful to investors.
Bookings

We define a booking as a single arrangement, prior to cancellation, between a pet parent and pet care provider, which can be for a single night or multiple nights for our overnight services, or for a single walk/day/drop-in/groom or multiple walks/days/drop-ins for our daytime services. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that new users, which Rover refers to as pet parents, book on our platform in a period. We define repeat bookings as the total number of bookings from pet parents who have had a previous booking on Rover.

In the three months ended September 30, 2021, we had 1.3 million bookings, a 118% increase from 0.6 million bookings in the three months ended September 30, 2020. In the three months ended September 30, 2020, we had a 49% decrease from 1.1 million bookings in the three months ended September 30, 2019, primarily due to the COVID-19 pandemic. The 1.3 million bookings in the three months ended September 30, 2021 was a 10% increase from 1.1 million bookings in the three months ended September 30, 2019. This brought our total to 3.0 million bookings in the nine months ended September 30, 2021, compared to 1.8 million bookings in the nine months ended September 30, 2020, and 3.1 million bookings in the nine months ended September 30, 2019. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform. New bookings in the three months ended September 30, 2021 were 259,000, a 179% increase from the three months ended September 30, 2020. The improvement was driven by improved travel dynamics from 2020’s COVID-induced downturn, strong organic growth and increased pet ownership between the two periods. New bookings in the three months ended September 30, 2021 were up 32% from 197,000 in the three months ended September 30, 2019 and the distribution of these customers across services roughly mirrored our normal historical mix. We had for the first time over 1.0 million repeat bookings in the three months ended September 30, 2021, a 106% increase from the three months ended September 30, 2020 driven by strong initial repeat behavior from 2021 cohorts, continued strength from late 2020 cohorts, offset by performance of pre-pandemic cohorts which while trailing historical performance, still showed steady recovery during the quarter. Repeat bookings for the three months ended September 30, 2021 were up 6% from 950,000 in the three months ended September 30, 2019. Momentum in new customer acquisition drove our ratio of repeat customers to new customers down slightly for the three months ended September 30, 2021 compared to the same period in 2019.
Gross Booking Value

Gross Booking Value, or GBV, represents the dollar value of bookings on our platform in a period and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations that occurred during that period. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period. GBV can also be impacted by cancellation rates which have been higher during the COVID-19 pandemic.

In the three months ended September 30, 2019, our cancellation rate was 10%, which closely resembled similar rates for the same quarter in prior years. In the three months ended September 30, 2021 and 2020, our cancellation rate was 15% and 13% of GBV, respectively, as a result of the COVID-19 pandemic. In the nine months ended September 30, 2021, our cancellation rate was 13%.

In the three months ended September 30, 2021, we had $157.1 million in GBV, a 176% increase from $56.9 million in GBV in the three months ended September 30, 2020. In the three months ended September 30, 2020, we had a 51% decrease from $116.2 million in GBV in the three months ended September 30, 2019, primarily due to the COVID-19 pandemic. The $157.1 million in GBV in the three months ended September 30, 2021 was a 35% increase from $116.2 million in GBV in the three months ended September 30, 2019. Demand for services was relatively stable throughout the three months ended September 30, 2021, despite the increased impact from the Delta variance of COVID-19, with GBV for the period growing 35% over the same period in 2019. In the nine months ended September 30, 2021, our GBV was $355.9 million, a 102% increase from the $176.5 million in GBV from the nine months ended September 30, 2020, and an 11% increase from the $321.2 million in GBV from the nine months ended September 30, 2019. The increase in our GBV was primarily due to the continued increase in U.S. domestic travel demand. Similar to bookings, the GBV improvement was largely driven by stronger results in the U.S., as our international markets remained slower to recover. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19.” Growth in GBV represents increasing activity on our platform from repeat and new pet parents and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period.

Third Quarter 2021 Financial and Business Highlights

•Revenue of approximately $35 million, an increase of 165% from the third quarter of 2020
•Record GBV of approximately $157 million, up 176% from the third quarter of 2020
•Highest new bookings of 259,000, up 179% from the third quarter of 2020
•Cash and cash equivalents was $290.3 million as of September 30, 2021

The third quarter 2021 financial and business highlights below are relative to the third quarter of 2019, due to the irregularity in our 2020 business metrics caused by COVID.

•Revenue of approximately $35 million, compared to $26.8 million, an increase of 31%.
•Record GBV of approximately $157 million, up 35% from the third quarter of 2019
•Highest new bookings of 259,000, up 32% from the third quarter of 2019

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for Rover but also pose risks and challenges, including those discussed below. See Part II, Item 1A of this Quarterly Report titled “Risk Factors.”

Growth of our Base of Pet Parents

Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers. We believe that we have a significant opportunity to expand our pet parent base given the size of the market in which we operate. Through September 30, 2021, three million unique pet parents have booked a service on our platform. We attract pet parents to our platform through word of mouth and from a variety of paid marketing channels, such as paid search, social media, video, and other online and offline channels. Over time, as individual markets mature, the strength of word-of-mouth customer acquisition has increased and our marketing spend as a percentage of GBV has decreased.

Repeat Booking Activity

Our aim when we attract a new pet parent is to generate a long lifetime of bookings from that pet parent. We monitor the absolute number of repeat bookings and the percentage of total bookings that are from repeat customers. We define a repeat customer as any customer that has an incremental booking beyond their first.

Repeat bookings decreased on an absolute basis in 2020, but increased as a percentage of total bookings due to the decline in our new bookings and overall business resulting from COVID-19. Because of the restrictions put in place on a local geographic basis by local governments the behavior from new and existing customers was depressed. However, as the travel industry recovers, we believe our existing customer base will continue to return resulting in an increase in the percentage of bookings from repeat customers.

In the three months ended September 30, 2021, repeat bookings increased 106% to 1.0 million from the three months ended September 30, 2020 as our business recovered. However, repeat bookings as a percentage of total bookings declined to 80% from 84% as we experienced significant strength in new bookings. While our momentum in new customer acquisitions drove the ratio of repeat customers to new customers down, we believe this ratio highlights the future potential of our existing customer base to return as the marketplace continues to scale and that this ratio will climb back towards a historical norm.

We may see a change in the percentage of bookings from repeat customers over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our GBV, revenue and operating results.

Investing in Growth

We plan to invest both in new markets and new offerings. We believe that we can further expand our services to new markets within North America and Europe by carefully targeting locations with high expected demand. We carefully evaluate market demand in specific urban, suburban, and rural areas. This will allow us to better serve both pet parents and pet care providers. We also believe there is an opportunity to expand our services outside of our existing geographic locations into other countries and regions where there is an attractive spend per pet to address. As we invest in new markets, we may extend our marketing payback target in order to accelerate growth in each new market. Our strategy is to continue to evaluate business acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results. In addition, we believe that expanding our offerings may help us to better provide more value to our pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend, and increase the engagement and value of our existing pet parents.

Availability of Rover Care Providers

We attract pet care providers to our platform primarily by word-of-mouth. For the nine months ended September 30, 2021, we had over 235,000 active pet care providers, up 36% from the same period in 2020. To serve our pet parents in any given market, we need density of providers so that pet parents have options at all price points within an acceptable distance from their home. During certain peak periods, such as holidays, we have faced supply constraints in some markets. In addition, pet care providers have in the past, and may continue to, attempt to or successfully source bookings from us and then complete the transaction off of our platform, and we cannot prevent this activity entirely. While we can use our matching algorithm to identify pet care providers that may attempt to disintermediate Rover in a booking and reduce the chance that those pet care providers are featured to pet parents, we cannot prevent this activity entirely. A change in our ability to attract providers to our platform, enable them to generate income and dissuade them from sourcing bookings off our platform could negatively impact our ability to serve pet parents and, in turn, have a significant negative impact on our GBV, revenue and operating results.

Service Booking Mix

Pet care providers set the price for the services offered on our platform. Overnight services are generally at a higher price point than daytime services. Typically, the first booking on our platform has the highest GBV, as pet parents tend to start with us with a specific need in mind, such as a seven-day trip, that is beyond what they can ask of friends, family, or neighbors. Subsequent bookings tend to be for less total nights or walks as pet parents use our platform for shorter more frequent trips or start using daytime services. As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the GBV per booking will fluctuate.

We collect the full GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between booking and service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel in the summer and holidays, and by COVID-19, due to pet parents booking closer to travel dates given uncertainty surrounding pandemic-related restrictions and other impacts.

Earnout and Derivative Warrant Liabilities

On July 30, 2021, Nebula Caravel Acquisition Corp., our legal predecessor company and a special purpose acquisition company sponsored by True Wind Capital that closed its initial public offering in December 2020 (“Caravel”), consummated the previously announced merger (the “Merger”) with Legacy Rover and Fetch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Caravel (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into Legacy Rover, the separate corporate existence of Merger Sub ceased, and Legacy Rover continued as the surviving corporation in the Merger and as a wholly owned subsidiary of Caravel.

At the closing of the Merger, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (“Rover Earnout Shares”) of our Class A common stock subject to the occurrence of certain stock price-based triggers. The triggers with respect to all but 2,192,687 Rover Earnout Shares have been met as of September 29, 2021 and 17,540,964 Rover Earnout Shares were issued.

In addition, Caravel’s sponsor subjected 2,461,627 shares (“Sponsor Earnout Shares”) to vesting and potential forfeiture tied to the same stock-price-based triggers as the Rover Earnout Shares. All but 492,325 of the Sponsor Earnout Shares vested in the third quarter of 2021.

The Rover Earnout Shares and the Sponsor Earnout Shares (collectively “Earnout Shares”) are accounted for as liability classified instruments. The Earnout Shares were measured at closing, and subsequently will be measured at each reporting date until settled, or they meet the criteria for equity classification. Changes in the fair value will be recorded as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. The aggregate fair value of the Earnout Shares on the closing date of the Merger was estimated using a Monte Carlo simulation model and was determined to be $228.1 million. For the three months ended September 30, 2021, we recognized a change in fair value of contingent earnout liability of $71.3 million. As of September 30, 2021, the Sponsor Earnout Shares were reclassified to equity. During the fourth quarter our results will be impacted by the change in fair value of the Rover Earnout Shares upon issuance and the subsequent reclassification to equity. See Note 1—Organization and Description of Business and Note 5—Fair Value for further information.

At the closing of the Merger, we assumed 2,574,164 private placement warrants (“Private Warrants”) and 5,500,000 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing December 11, 2020 and terminate five years after completion of the Merger.

The Warrants are accounted for as liability classified instruments and we concluded that they do not meet the criteria to be classified within stockholders’ equity. The Warrants were measured at closing, and subsequently will be measured at each reporting date until settled. Changes in the fair value will be recorded as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. The aggregate fair value of the Warrants on the closing date of the Merger was estimated using a Black-Scholes model and was determined to be $22.0 million.

See Note 2—Summary of Significant Accounting Policies—Earnout Liabilities, Note 2—Summary of Significant Accounting Policies—Derivative Warrant Liabilities, and Note 5—Fair Value for further information.

Public Company Costs

As a result of the Merger, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, which are substantial, director fees, and additional internal and external accounting, legal and administrative resources.
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for use of our platform, net of discounts and sales tax paid on behalf of pet parents. We also derive revenue from fees paid by pet care providers for background checks in order to be listed on our platform. We recognize revenue related to the facilitation of the connection between pet care providers and pet parents at the start of a booking.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, claim costs paid out under the Rover Guarantee program and other direct and indirect costs arising as a result of bookings that take place on our platform. We expect our cost of revenue (exclusive of depreciation and amortization shown separately) will vary from period-to-period on an absolute dollar basis and as a percentage of revenue depending on the timing and pace of recovery of the travel and pet care services market.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, and third-party costs related to outsourced support providers. This team assists with onboarding new pet service providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across our marketplace, and community support provided via phone, email, and chat to our pet parents and pet service providers.  This support includes assistance and responding to pet parents’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities and information technology expense to operations and support expense based on headcount. Notwithstanding the decrease in operations and support expenses as a result of the restructuring discussed below, we expect that operations and support expense will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best customer service possible, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing

Marketing expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, broadcast television, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising which are focused on pet parent acquisition and brand marketing. In 2020, we significantly curtailed our discretionary marketing spending in response to the COVID-19 pandemic in addition to reducing headcount to our marketing team as part of our restructuring plan. In 2021, we have steadily increased discretionary marketing spending as demand has returned in connection with the vaccine rollout and easing of COVID-19 restrictions. We intend to invest in marketing in the near and medium term to drive new customer acquisition which will likely cause marketing expense to increase as a percentage of revenue relative to recent periods.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs for employees in engineering, design and product management, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems. In 2020, we reduced the headcount in our product development team as part of our restructuring plan. In 2021, we increased the headcount as we invest in our product and engineering efforts. We expect that our product development expense will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue for the foreseeable future as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations.
The costs incurred in the preliminary stages of website and software development related to the platform are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized as internal-use software and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in corporate functions, as well as management, accounting, legal, corporate insurance and other expenses used to run the business. In 2020, we reduced the headcount in our general and administrative functions as part of our restructuring plan. In 2021, we increased headcount and professional services and software to support our efforts and status as a newly public company and the growth of our business, and returned to a normalized compensation structure with annual compensation increases. We also expanded our director and officer insurance policy due to becoming a public company. We expect to incur additional general and administrative expense to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
Depreciation and Amortization
Depreciation and amortization expenses include depreciation of our property and equipment, leasehold improvements and amortization of our intangible assets. Amortization related to our internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
Restructuring
In response to the impact of COVID-19, we implemented a number of measures to minimize cash outlays, implementing a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or put on standby. In connection with this restructuring, we incurred severance-related and legal costs, and modified the terms of stock options previously awarded to impacted employees.
Other Income (Expense), Net
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term investments.
Interest Expense
Interest expense consists of interest on our borrowing arrangements and the amortization of debt discounts and deferred financing costs.
Loss on Impairment of DogHero Investment
Consists of our write-down of our investment in DogHero, a pet care marketplace based in Brazil.
Change in Fair Value of Earnout Liabilities
Consists of the change in fair value of our contingent earnout liability. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Change in Fair Value of Derivative Warrant Liabilities
Consists of the change in fair value of our Class A common stock warrant liabilities. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”

Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and realized gains and losses on sales of our securities.

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$35,153	$13,260	$71,831	$35,632
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,036	4,322	18,494	15,949
Operations and support	4,199	2,460	9,916	9,997
Marketing	6,403	2,403	13,532	13,899
Product development	5,033	4,355	14,586	18,093
General and administrative	8,899	4,958	21,266	15,761
Depreciation and amortization	1,873	2,105	5,572	6,967
Total costs and expenses	34,443	20,603	83,366	80,666
Income (Loss) from operations	710	(7,343)	(11,535)	(45,034)
Other income (expense), net:
Interest income	19	22	28	483
Interest expense	(1,534)	(1,185)	(2,933)	(2,443)
Loss from impairment of DogHero investment	—	(2,000)	—	(2,000)
Change in fair value of earnout liabilities	(71,318)	—	(71,318)	—
Change in fair value of derivative warrant liabilities	(12,261)	—	(12,261)	—
Other income (expense), net	(116)	77	(194)	(111)
Total other expense, net	(85,210)	(3,086)	(86,678)	(4,071)
Loss before income taxes	(84,500)	(10,429)	(98,213)	(49,105)
Benefit from (provision for) income taxes	(36)	70	280	122
Net loss	$(84,536)	$(10,359)	$(97,933)	$(48,983)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operations and support	$43	$100	$144	$261
Marketing	71	123	238	348
Product development	287	510	981	1,459
General and administrative	593	1,056	1,779	2,200
Total stock-based compensation expense	$994	$1,789	$3,142	$4,268

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23	33	26	45
Operations and support	12	19	14	28
Marketing	18	18	19	39
Product development	14	33	20	51
General and administrative	25	37	30	44
Depreciation and amortization	5	16	8	20
Total costs and expenses	97	156	117	227
Income (Loss) from operations	3	(56)	(17)	(127)
Other income (expense), net:
Interest income	—	—	—	1
Interest expense	(4)	(9)	(4)	(7)
Loss from impairment of DogHero investment	—	(15)	—	(6)
Change in fair value of earnout liabilities	(203)	—	(99)	—
Change in fair value of derivative warrant liabilities	(35)	—	(17)	—
Other income (expense), net	—	1	—	—
Total other expense, net	(242)	(23)	(120)	(12)
Loss before income taxes	(239)	(79)	(137)	(139)
Benefit from (provision for) income taxes	—	(1)	—	—
Net loss	(239)%	(80)%	(137)%	(139)%
Comparisons for the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Revenue	$35,153	$13,260	165%	$71,831	$35,632	102%

Revenue increased $21.9 million, or 165%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to a 118% increase in the number of bookings on our platform and a 27% increase in the average booking value. Demand for overnight and daytime pet care during the three months ended September 30, 2020 was negatively impacted by various state and local restrictions that followed the onset of the COVID-19 pandemic. As those restrictions eased and more pet parents travelled again relative to the prior year period, the service mix has shifted back to higher average booking value overnight services in the three months ended September 30, 2021.

Revenue increased $36.2 million, or 102%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in revenue was primarily due to a 62% increase in the number of bookings on our platform and a 25% increase in the average booking value per booking. Demand for overnight and daytime pet care is primarily linked to pet parents traveling or working outside of the home, both of which were negatively impacted by the onset of the COVID-19 pandemic and the various state and local restrictions that followed during the nine months ended September 30, 2020. As individuals became more comfortable with traveling again or local restrictions eased, more pet parents began to travel relative to the prior year resulting in an increasing average booking value as overnight services normalized as a proportion of service mix during the nine months ended September 30, 2021.
Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except for percentages)
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,036	4,322	86%	18,494	15,949	16%
Operations and support	4,199	2,460	71	9,916	9,997	(1)
Marketing	6,403	2,403	166	13,532	13,899	(3)
Product development	5,033	4,355	16	14,586	18,093	(19)
General administrative	8,899	4,958	79	21,266	15,761	35
Depreciation and amortization	1,873	2,105	(11)	5,572	6,967	(20)
Total costs and expenses	34,443	20,603	67%	83,366	80,666	3%
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately). Cost of revenue (exclusive of depreciation and amortization shown separately) increased $3.7 million, or 86%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 165% increase in revenue, as well as an 118% increase in bookings and related platform activity as the business continues to recover from the COVID-19 pandemic. The increase includes a $2.2 million increase in merchant fees, a $0.7 million increase in customer claim costs related to the Rover Guarantee program, a $0.4 million increase in technology platform costs, and a $0.2 million increase in pet care provider background check costs.
Cost of revenue (exclusive of depreciation and amortization shown separately) increased $2.5 million, or 16%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 102% increase in revenue as the business continues to recover from the COVID-19 pandemic. The increase includes a $4.0 million increase in merchant fees, a $1.0 million increase in customer claim costs related to the Rover Guarantee program, partially offset by the acceleration of amortization of $2.6 million in internal-use software related to the Rover Now service, which was discontinued and is recorded in cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations in 2020.
Operations and Support. Operations and support expenses increased $1.7 million, or 71%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in operations and support expense was primarily due to a $0.4 million increase in personnel-related costs for the operations and support team as well as a $1.0 million increase in third-party costs related to outsourced support providers in response to changes in demand for our platform as illustrated by the 118% increase in the number of bookings and related platform activity as the business continues to recover from the COVID-19 pandemic. The increase also consisted of a $0.3 million increase in the allocation of overhead costs.
Operations and support expenses remained flat for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was partially due to the higher operations and support costs prior to the implementation of our restructuring plan in the three months ended March 31, 2020. Following that restructuring plan, we have been investing back into operations and support in conjunction with the increase in activity on the platform as the business continues to recover from the COVID-19 pandemic.
Marketing. Marketing expenses increased $4.0 million, or 166%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in marketing expenses was primarily due to a $3.7 million increase in discretionary marketing costs as we invest in new customer acquisition as demand for pet care services continues to recover from the COVID-19 pandemic. The increase was also due to a $0.2 million increase in personnel costs, and a $0.2 million increase in professional services costs.

Marketing expenses decreased $0.4 million, or 3%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in marketing expenses was the net result of a $2.0 million reduction in personnel-related costs as a result of the implementation of our restructuring plan, offset by the $1.6 million increase in advertising spend as we strategically invest in new customer acquisition as demand for pet care services continues to recover from the COVID-19 pandemic.
Product Development. Product development expenses increased $0.7 million, or 16%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily due to an increase in personnel-related expenses as we continued to invest in our product and engineering efforts to improve our customers’ experiences with the platform.
Product development expenses decreased $3.5 million, or 19%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was the net result of a $3.5 million reduction in personnel-related costs in the nine months ended September 30, 2021 as a result of the implementation of our restructuring plan as compared to the nine months ended September 30, 2020.
General and Administrative. General and administrative expenses increased $3.9 million, or 79%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in general and administrative expenses was due to a $1.6 million increase in personnel costs, a $0.6 million increase in insurance expense and a $0.3 million increase of professional fees, all of which are needed to support Rover as a public company. Additionally, general and administrative expense includes $1.3 million of professional services related to noncapitalizable, one-time, merger-related costs.
General and administrative expenses increased $5.5 million, or 35%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was due to a $2.3 million increase of professional services related to the merger, $2.2 million increase in personnel costs as we invest in and support operating as a public company as well as the overall expected growth in our business, $0.4 million increase of insurance expense related to the expansion of our directors and officers insurance policy, and $0.3 million increase of tax expense.
Depreciation and Amortization. Depreciation and amortization decreased $0.2 million, or 11%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives.
Depreciation and amortization decreased $1.4 million, or 20%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives.
Other Income (Expense), Net
Interest Income. Interest income was flat for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Interest income decreased $0.5 million, or 94%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily related to a decline in interest rates year over year as well as a decrease in longer term investments.
Interest Expense. Interest expense increased $0.3 million, or 29%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in interest expense was the result of the acceleration of amortization of debt issuance costs related to the repayment of our outstanding debt. As of September 30, 2021, the Company had no outstanding debt and had terminated our revolving credit facility.
Interest expense increased $0.5 million, or 20%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in interest expense was primarily the result of the acceleration of amortization of debt issuance costs related to the repayment of our outstanding debt.
Loss from Impairment of DogHero Investment. The $2.0 million decrease was due to the write-down of our investment in DogHero, a pet care marketplace based in Brazil, for the three and nine months ended September 30, 2020.

Change in Fair Value of Earnout Liabilities. Change in fair value of earnout liabilities increased $71.3 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. We recognized a change in fair value of contingent earnout liability of $71.3 million due to the increase in the fair value of our Class A common stock after consummation of the Merger.
Change in Fair Value of Derivative Warrant Liabilities. Change in fair value of derivative warrant liabilities increased $12.3 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. We recognized a $12.3 million loss due to the change in the fair value of our Class A common stock warrants during the respective period the warrants were outstanding.

Non-GAAP Measures—Adjusted EBITDA

We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use Adjusted EBITDA, which is described below, to evaluate our business.

We use Adjusted EBITDA for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that this non-GAAP financial measure, when taken together with its most directly comparable GAAP measure, net income (loss), provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our recurring core business operating results.

We believe that both management and investors benefit from referring to this non-GAAP financial measure in assessing our performance and when planning, forecasting, and analyzing future periods. This non-GAAP financial measure also facilitates management’s internal comparisons to our historical performance. We believe this non-GAAP financial measure is useful to investors both because (1) it allows for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) it is used by our institutional investors and the analyst community to help them analyze the health of our business. Accordingly, we believe that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

Non-GAAP financial measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for, financial information prepared in accordance with GAAP. For example, our calculation of Adjusted EBITDA may differ from similarly titled non-GAAP measures, if any, reported by our peer companies, or our peer companies may use other measures to calculate their financial performance, and therefore our use of Adjusted EBITDA may not be directly comparable to similarly titled measures of other companies. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in our financial statements. In addition, it is subject to inherent limitations as it reflects the exercise of judgments by management about which expense and income are excluded or included in determining this non-GAAP financial measure. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. In addition, such financial information is unaudited and does not conform to SEC Regulation S-X and as a result such information may be presented differently in our future filings with the SEC. For example, due to warrant and earnout liabilities resulting from the Merger, we now exclude change in fair value, net from net loss in our Adjusted EBITDA calculation, which had not been done in prior periods. Moreover, the three and nine months ended September 30, 2020 calculations exclude an impairment loss not reflected in other quarters.

We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as restructuring, investment impairment, and certain merger and acquisition-related costs. We believe that this non-GAAP financial measure, when taken together with the corresponding U.S. GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.

Adjusted EBITDA margin as presented below is Adjusted EBITDA divided by revenue.

In the three months ended September 30, 2021, Adjusted EBITDA was $6.6 million, an improvement of $7.8 million compared to ($1.2) million in the three months ended September 30, 2020. This improvement was primarily due to a 118% increase in total bookings and an increase in average booking value, as our marketplace scaled and pet parents traveled more which improved revenue. In the three months ended September 30, 2020, Adjusted EBITDA was ($1.2) million, primarily due to the impact of the COVID-19 pandemic on our marketplace and the subsequent cost-cutting actions during that period. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19” and “—Components of Results of Operations—Restructuring.”
The following table presents a reconciliation of Adjusted EBITDA from net loss for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$35,153	$13,260	$71,831	$35,632
Adjusted EBITDA reconciliation:
Net loss	$(84,536)	$(10,359)	$(97,933)	$(48,983)
Add (deduct):
Depreciation and amortization (1)	3,638	3,857	10,815	15,099
Stock-based compensation expense (2)	994	1,789	3,142	4,268
Interest expense	1,534	1,186	2,933	2,443
Interest income	(19)	(22)	(28)	(483)
Loss from impairment of DogHero investment	—	2,000	—	2,000
Change in fair value, net (5)	83,579	—	83,579	—
Other (income) expense, net	116	(77)	194	111
Income tax (benefit) expense	36	(70)	(280)	(122)
Restructuring expense (3)	—	511	—	3,750
Acquisition and merger-related costs (4)	1,280	—	2,336	31
Adjusted EBITDA	$6,622	$(1,185)	$4,758	$(21,886)
Adjusted EBITDA margin (6)	19%	(9)%	7%	(61)%

__________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as for professional services to non-employees.
(3)Restructuring costs include expenses for severance-related and legal costs incurred during the implementation of our restructuring plan.
(4)Acquisition and merger-related costs include accounting, legal, consulting and travel related expenses incurred in connection with the merger and business combinations.
(5)Change in fair value, net includes the mark-to-market adjustments related to the earnout and warrant liabilities.
(6)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Liquidity and Capital Resources

As of September 30, 2021, we had $290.3 million of cash and cash equivalents, which were primarily invested in money market funds. This represents an increase of $209.5 million from December 31, 2020 due to the $235.6 million of net proceeds from the Merger. See Note 3—Reverse Recapitalization. As a result of the terminations of our credit agreements during the three months ended September 30, 2021, we no longer have any outstanding debt or existing credit agreements.

Since inception, we have incurred operating losses and negative operating cash flows and have financed our operations through the sale of equity securities, the incurrence of debt and the cash proceeds from the Merger. For the nine months ended September 30, 2021, we incurred operating losses of $(11.5) million but generated positive operating cash flows of $20.6 million. We expect that operating losses and negative operating cash flows could continue into the foreseeable future as we continue to invest in growing our business. Based upon our current operating plans, we believe that cash and equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report. However, these forecasts involve risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenues and the impact of the COVID-19 pandemic and other factors described in “Risk Factors”. We may seek additional equity or debt financing. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Credit Facility
In May 2018, we entered into a credit facility with Silicon Valley Bank, or SVB, consisting of a revolver and term loan borrowings. Our obligation under the credit facility was secured by substantially all of our assets. The credit facility contained customary conditions to borrowing, events of default and covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. The credit facility also contained minimum liquidity and minimum net revenue financial covenants that were applicable if our overall liquidity did not exceed $65.0 million at the end of a reporting period. We were in compliance with all of our covenants under the credit facility as of December 31, 2020. In March 2021, the credit facility was amended to provide that the minimum liquidity and minimum net revenue financial covenants would be applicable if overall liquidity does not exceed $65.0 million at the end of the reporting period.
The revolving line of credit provided for up to $15.0 million principal amount of borrowings and was set to mature in May 2022. Interest was payable monthly and accrued at the greater of (1) 4.5% and (2) prime rate plus a margin of 0.50% per year, or if certain milestones are achieved, greater of (1) 4.0% and (2) the prime rate. As of December 31, 2020, these milestones had not been met. We were required to pay a quarterly fee in an amount equal to 0.30% per year times the average unused portion of the revolving line credit. During the year ended December 31, 2020, we had incurred $11.4 million in revolver borrowings, issued a $3.5 million letter of credit primarily for the security deposit on our Seattle headquarters, which reduced available revolver borrowings, we repaid the $11.4 million revolver borrowings, and had $11.4 million in available revolver borrowings as of December 31, 2020. As of September 30, 2021, we had repaid in full all amounts owed under the facility, terminated all commitments and obligations under the revolving line of credit, were released from all security interests, mortgages, liens and encumbrances under the credit facility, and retained an unsecured $3.5 million letter of credit for the security deposit on our Seattle headquarters and Spokane office space.
The credit facility also provided for up to $15.0 million principal amount of term borrowings, and was available until June 30, 2021, which could have been incurred in three tranches of up to $5.0 million based upon achievement of revenue milestones. Term borrowings matured in June 2024. Interest was payable monthly and accrued at the greater of (1) 5.0% and (2) prime rate plus a margin of 1.0% per year, or if certain milestones were achieved, greater of (1) 4.5% and (2) the prime rate plus a margin of 0.5% per year. Term borrowings were interest only through June 2021. Beginning in July 2021 and continuing through the maturity date, principal and interest were payable in equal monthly installments. Principal that had been repaid could not be reborrowed. During 2020, we had drawn on the $15.0 million growth capital advance and repaid the outstanding balance. At September 30, 2021, there were no amounts outstanding, and we could no longer borrow under the growth capital advance component of the credit facility.
Subordinated Credit Facility
In August 2019, we entered into a subordinated credit facility with SVB and another lender which provided for up to $30.0 million principal amount of term borrowings until June 30, 2020 in tranches of at least $5.0 million. The subordinated credit facility had a maturity date of August 2022. Interest was payable monthly and accrued at a rate equal to the prime rate plus a margin of 4.25% per year. Borrowings were interest only through the maturity date when the outstanding principal amount and accrued interest must be repaid. The principal amount could have been repaid at any time with a premium. Principal that had been repaid could not be reborrowed. Our obligations under the subordinated credit facility were secured by substantially all of our assets. The subordinated credit facility contained customary conditions to borrowing, events of default and restrictive covenants that were substantially similar to our credit facility. As of the closing of the Merger on July 30, 2021, we were in compliance with all of our covenants under the subordinated credit facility. In connection with the closing of the Merger, we repaid in full the principal and accrued interest on the subordinated credit facility and terminated all commitments and obligations under the credit facility.
Paycheck Protection Program Loan
In April 2020, we entered into a Paycheck Protection Program Promissory Note and Agreement with SVB, pursuant to which we incurred $8.1 million aggregate principal amount of term borrowings (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the CARES Act and is administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of April 2022 and accrued interest at a rate of 1.00% per year. Interest was payable monthly. Payments of principal and interest on the PPP Loan were deferred for the first 16 months of the term of the PPP Loan until August 2021.

In connection with the closing of the Merger on July 30, 2021, we repaid in full the principal and accrued interest on, and terminated all commitments and obligations under, the PPP Loan.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$20,606	$(52,693)
Investing activities	(5,147)	27,218
Financing activities	194,035	38,284
Effect of foreign exchange on cash, cash equivalents and restricted cash	(15)	(11)
Net increase in cash, cash equivalents and restricted cash	$209,479	$12,798
Operating Activities
Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2021. The most significant component of our cash provided by operations was a net loss of $97.9 million which included non-cash expense related to the change in fair value of earnout and warrant liabilities of $83.6 million, depreciation and amortization totaling $10.8 million, stock-based compensation of $3.1 million and $1.5 million of non-cash operating lease costs. Additionally operating assets and liabilities increased primarily as a result of an increase of $25.3 million in deferred revenue, pet parent deposits, and pet service provider liabilities due to increased payments received from customers in advance of revenue recognition.

Net cash used in operating activities was $52.7 million for the nine months ended September 30, 2020. The most significant component of our cash used was a net loss of $49.0 million. This included non-cash expense related to stock-based compensation of $4.3 million and depreciation and amortization totaling to $15.1 million. In addition, a cash outflow totaling $25.6 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease of $20.1 million in deferred revenue, pet parent deposits, and pet service provider liabilities due to decreased bookings along with revenue recognized from amounts billed and collected in prior periods, and a decrease of $3.9 million in accounts payable as a result of timing of payments to vendors.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $5.1 million, which was primarily driven by our investment in internal-use software of $4.6 million and purchase of property and equipment of $0.6 million.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $27.2 million, which was primarily due to net short-term investment cash inflows of $33.2 million, offset by purchases of property and equipment of $0.7 million, and investment in internal-use software of $5.2 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $194.0 million, which primarily consisted of $235.6 million of net proceeds related to the reverse recapitalization resulting from the Merger, partially offset by $38.1 million of repayment of borrowings on our credit facilities.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $38.3 million, which was primarily due to net proceeds from borrowings under our credit facilities.
Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these uncondensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The inputs to our significant accounting policies are based on judgments, assumptions and estimates. Many of our estimates could require increased judgment and carry a higher degree of variability and volatility based on current economic conditions. As events continue to evolve our estimates may change materially in future periods. While our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements, we believe the following accounting estimates to be most critical to the preparation of our consolidated financial statements.

Except as described below, there have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2021 (File No. 333-259519).
Earnout Shares
For a description of the Earnout Shares, see “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
At the closing of the Merger, the Earnout Shares were not indexed to the common stock of the Company and, therefore, were accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of the Company. The Earnout Shares will be measured at fair value at each reporting date until they are settled or meet the criteria for equity classification, and changes in the fair value will be recorded as a component of other income (expense), net in the unaudited condensed consolidated statements of operations. The fair value of the Earnout Shares liability is estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model is subjective and requires significant management judgment. Management estimated the expected volatility assumption based on the implied common stock volatilities of a set of publicly traded peer companies. Changes in this assumption, including the selection of or quantities of companies with the peer company set, could materially affect the estimate of the fair value of these instruments and the related change in fair value of these instruments that will be recorded in the Company’s unaudited condensed consolidated statements of operations.
Derivative Warrant Liabilities
At the closing of the Merger, the Company assumed 2,574,164 private placement warrants (“Private Warrants”) and 5,500,000 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing on the later of a) 30 days after the completion of the Merger on July 30, 2021 and b) 12 months from the date of the closing of Caravel’s initial public offering on December 11, 2020 and terminating five years after completion of the Merger.
The agreement governing the Warrants includes a provision that could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Warrants) would be entitled to receive cash for all of their Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. Since the Warrants meet the definition of a derivative, the Company initially recorded the Warrants as liabilities on the unaudited condensed consolidated balance sheet at fair value, with subsequent changes in the fair value recognized in the unaudited condensed consolidated statements of operations at each reporting date. The fair value of the Public Warrants will be estimated at each measurement date using a Monte Carlo simulation valuation model based on multiple inputs, including the implied volatility of the Public Warrants, among others.

The Company has historically been a private company and has limited company-specific historical and implied volatility information. Accordingly, the volatility assumption used in the model requires significant management judgment. Changes in this assumption could materially affect the estimate of the fair value of the Private Warrants and the related change in fair value of these instruments that will be recorded in the Company’s unaudited condensed consolidated statements of operations.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently issued accounting pronouncements not yet adopted, recently accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations as of the date of this report.
JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We expect to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
Our investment portfolio consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of September 30, 2021 and December 31, 2020, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries will be expected to have other functional currencies, including the British Pound, the Euro and the Canadian dollar. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.
Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2018, 2019 and 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

• We did not design and maintain sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations. Additionally, we did not design and maintain controls to ensure appropriate segregation of duties.

• We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments that are derivative financial instruments.

The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of Caravel related to warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial statement disclosures. The other material weaknesses described above did not result in a material misstatement to the consolidated financial statements, however they did result in adjustments to several accounts and disclosures prior to the original issuance of the financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

• We identified an additional material weakness as a result of the material weakness in our control environment in that we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (1) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (2) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (3) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (4) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel and implementing additional procedures and controls. While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters, and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, or other laws. For example, we are or may become subject to claims, lawsuits, arbitration proceedings, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of third-party pet service providers on our platform as independent business owners or contractors, and claiming that, due to the alleged misclassification, we have violated various labor and other laws that would apply to employees. In addition, in the ordinary course of business, our Trust & Safety team receives claims pursuant to the Rover Guarantee program, as well as claims and threats of legal action that arise from pet sitting services booked through our website and/or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet service providers, and third parties.

In addition, we are currently or may become involved in a number of other actions, including class action lawsuits. For example, as previously disclosed in the section titled “Business-Legal Proceedings” of our final prospectus filed with the SEC on September 23, 2021 (Registration No. 333-259519), the Company is currently party to a representative action under California’s Private Attorney General Act alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code. However, as the Company does not currently believe that this proceeding constitutes a material pending legal proceeding pursuant to Item 103 of Regulation S-K, it will not provide any further material developments regarding the case unless it subsequently becomes a material pending legal proceeding. We dispute any allegations of wrongdoing and intend to defend ourselves vigorously in these matters.
We are not presently aware of any currently pending legal matters or claims, individually or in the aggregate, that, if determined adversely to us, are expected to have a material adverse effect on our condensed consolidated financial position or liquidity, but an adverse determination in such legal matters or claims could be material to our consolidated results of operations in any one accounting period. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters cannot be predicted with certainty. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources, and other factors.

Item 1A. Risk Factors.
You should consider carefully the risks and uncertainties described below, together with the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35 and our condensed consolidated financial statements and related notes, and in our other public filings in evaluating our business. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock and Public Warrants could decline, and you could lose part or all of your investment.
Risk Factors Summary
•The COVID-19 pandemic has materially adversely impacted and will continue to materially adversely impact our business, operating results and financial condition.
•We have incurred net losses in each year since inception and may not be able to achieve profitability.
•Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow or grows slower than expected our business, financial condition and operating results could be materially adversely affected.
•If we fail to retain existing pet care providers and pet parents or attract new pet care providers and pet parents, our business, operating results and financial condition would be materially adversely affected.
•The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition and operating results.
•Any further and continued decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations and financial condition.
•The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors.
•Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage the Rover brand.
•Actions by pet care providers or pet parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, business, operating results and financial conditions.
•If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees, our business would be materially adversely affected.
•Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.
•We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and operating results.
•We rely on third-party payment service providers to process payments made by pet parents and payments made to pet care providers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results and financial condition could be materially adversely affected.

•We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition and operating results could be materially adversely affected.
•Our support function is critical to the success of our platform and any failure to provide high-quality service could affect our ability to retain our existing pet care providers and pet parents and attract new ones.
•We may face difficulties as we expand our operations into new local markets in which we have limited or no prior operating experience.
•Because we recognize revenue upon the start of a booked service and not at booking, upticks or downturns in bookings are not immediately reflected in our operating results.
•Our management has limited experience in operating a public company.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting which could result in a misstatement of the accounts or disclosures our financial statements, that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected or cause us to fail to meet our periodic reporting obligations.
•We may face litigation and other risks as a result of the material weaknesses in the internal controls of our financial reporting.
•Our Warrants and Earnout Shares are accounted for as liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.
•Insiders currently have and may continue to possess substantial influence over us, which could limit our ability to affect the outcome of key transactions, including a change of control.
•A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our Class A Common Stock and warrants to decline significantly, even if our business is doing well.
Risks Related to Our Business and Industry
The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and will continue to materially adversely impact our business, operating results and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. To limit the spread of the virus, governments have imposed various restrictions, including emergency declarations at the federal, state and local levels, school and business closings, quarantines, “shelter at home” orders, restrictions on travel, limitations on social or public gatherings and other social distancing measures. These actions, and new habits such as increased reliance on online meeting tools rather than in-person meetings and business travel, have had and may continue to have a material adverse impact on our business and operations and demand for pet care.
The COVID-19 pandemic has materially adversely affected our near-term operating results and may continue to materially adversely impact our long-term operating results, financial condition and prospects. Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19, the development and transmissibility of novel strains of the COVID-19 virus, such as the Delta variant, the prevalence of local, national and international travel restrictions, the risk or perceived risk that pets may be a vector for COVID-19, the impact on capital and financial markets and on the United States and global economies and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted, demand for our offerings may again decrease as such orders and advisories may be reinstated due to novel strains of COVID-19, and they may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior and we cannot predict when, if ever, demand will return to pre-

COVID-19 levels. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on pet parents and pet service providers and we may continue to be materially adversely impacted. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.
In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, over the second quarter of 2020, we reduced our workforce by over 40%, to under 250 employees. While we have increased our headcount during 2021, such a reduction in workforce can result in impaired institutional knowledge, relationships and expertise for critical roles, which may not have been effectively transferred to continuing employees and may divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete. Any of these impacts could materially adversely impact our business and reputation and impede our ability to operate or meet strategic objectives.
Most of our employees and many pet parents are working remotely and it is possible that widespread remote work arrangements could have a materially negative impact on both demand for pet care services and lower customer satisfaction resulting from potential delays or slower than usual response times in support assistance to pet parents and pet service providers that use our platform. Any negative impact on pet parent and pet service provider satisfaction could adversely impact our operations, the execution of our business plans and productivity and availability of key personnel and other employees necessary to conduct our business and of third-party service providers that perform critical services, or otherwise cause operational failures due to changes in our normal business practices. If our employees’ ability to work remotely is impacted, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in material consumer privacy, information technology security and fraud risks. The reduction in force in 2020 and remote work arrangements resulting from the COVID-19 pandemic may cause us to incur impairment charges related to real property lease agreements. The manner in which we have adjusted our business following the COVID-19 pandemic is based on our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities and is subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments. For example, we are considering the recent emergency temporary standard issued by the U.S. Occupational Safety and Health Administration to establish COVID-19 vaccine requirements for employers, like us, with 100 or more employees, but are not certain of the impact it will have on our ability to retain or attract employees or our remote work policy.
We have incurred net losses in each year since inception and may not be able to achieve profitability.
As of September 30, 2021, we had an accumulated deficit of $354.2 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, hired additional employees and enhanced the platform. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. We have begun to reinvest in our business, however, and expect to resume making significant investments related to improving market conditions and becoming a public company. These efforts may prove more expensive than anticipated and we may not succeed in increasing revenue sufficiently to offset these higher expenses. In particular, we expect the ongoing economic impact from the COVID-19 pandemic to have a material adverse impact on revenue and financial results for 2021 and beyond.
Our historic revenue growth rate has slowed over time and, as a result of COVID-19, reversed in 2020; revenue growth may slow or reverse again in the future.
Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In the year ended December 31, 2020, however, as a result of the COVID-19 pandemic, revenue decreased 49% compared to the prior year period. As of September 30, 2021, revenue is exceeding comparable 2019 levels, but such growth may again reverse due to novel strains of the COVID-19 virus, low vaccination rates, or seasonal variations. Investors should not rely on our revenue for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.
Future revenue growth depends on the growth of the number of pet parents on our platform, the frequency with which they seek to book services and our ability to attract sufficient high-quality pet care providers to meet pet parent demand. A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in pet parent and pet care provider preferences or other risks described elsewhere in this Quarterly Report, will result in decreased revenue. If revenue does not improve, we may not achieve profitability and our business, operating results and financial condition would be materially adversely affected. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. If the revenue growth rate declines, investor perception of the business and the trading price of our stock and warrants could be materially adversely affected.
Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow, grows slower than expected, or fails to grow as large as expected, our business, financial condition and operating results could be materially adversely affected.
Demand for booking pet care through online marketplaces has grown rapidly since the 2011 launch of our platform, but such platforms are still relatively new and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to obtain pet care through platforms like ours. If the public does not perceive these services as beneficial, or chooses not to adopt them, or instead adopts alternative solutions, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and operating results.
Our marketing efforts to help grow the business may not be effective.
Promoting awareness of our platform is important to our ability to grow the business and to attract new pet parents and pet care providers. Since inception, our user base has grown in large part as a result of word-of-mouth, complemented by paid and organic search, social media and other online advertising and infrequent television advertising. Many of our marketing efforts to date have focused on amplifying and accelerating this word-of-mouth momentum and such efforts may not continue to be effective. Although we continue to rely significantly on word-of-mouth, organic search and other unpaid channels, we believe that a significant amount of the growth in the number of pet parents and pet care providers that use our platform also is attributable to our paid marketing initiatives. Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization and paid keyword search campaigns. During the height of the COVID-19 pandemic, we managed marketing spend carefully, focusing expenses primarily in keyword search campaigns and testing. More recently, we are investing into the recovery with increased spending on social media, television, and streaming video, with a careful eye toward measurable results.  Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. If marketing efforts to help grow the business are not effective, we expect that our business, financial condition and operating results would be materially adversely affected.
If we fail to retain existing pet care providers or attract new pet care providers, or if pet care providers fail to provide high-quality offerings, our business, operating results and financial condition would be materially adversely affected.
Our business depends on pet care providers maintaining their use of our platform and engaging in practices that encourage pet parents to book their services, including increasing the number of offerings that are available to book, providing timely responses to inquiries from pet parents, offering a variety of desirable and differentiated offerings at competitive prices that meet the expectations of pet parents and offering exceptional services to pets and pet parents. These practices are outside of our direct control. If pet care providers do not establish or maintain enough availability, the number of bookings declines for a particular period, or pet care provider pricing is unattractive or insufficient, revenue will decline and our business, operating results and financial condition would be materially adversely affected.
Pet service providers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our pet care providers have chosen to cross-list their offerings, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book through other platforms or with other competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain pet parents reach out to our pet care providers (and vice versa) and incentivize them to list or book directly with them and bypass our platform, which reduces the use of our platform. Some pet service providers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns. In addition, pet care providers have in the past, and may continue to, attempt to or successfully source bookings from us and then complete the transaction off of our platform, and we cannot prevent this activity entirely. A change in our ability to attract providers to our platform, enable them to generate income and dissuade them from sourcing bookings off our platform could negatively impact our ability to serve pet parents and, in turn, have a significant negative impact on our GBV, revenue and operating results.
While we plan to continue to invest in our pet care provider community and in tools to assist pet care providers, including our technology and algorithms, these investments may not be successful in retaining existing pet care providers or growing the number of pet care providers and listings on our platform. In addition, pet care providers may not establish or maintain listings if we cannot attract prospective pet parents to our platform and generate bookings from a large number of pet parents. If we are unable to retain existing pet care providers or add new pet care providers, or if pet care providers elect to market their offerings directly, exclusively with a competitor or cross-list with a competitor, our platform may be unable to offer a sufficient supply and variety of offerings to attract pet parents to use our platform. If we are unable to attract and retain individual pet care providers in a cost-effective manner, or at all, our business, operating results and financial condition would be materially adversely affected. In addition, the number of offerings on our platform may decline as a result of a number of other factors affecting pet care providers, including: the COVID-19 pandemic; pet care providers opting for placements on other third-party platforms as an alternative to offering on our platform; economic, social and political factors; perceptions of trust and safety on and off our platform; negative experiences with pets and pet parents, including pets who damage pet care provider property; our efforts or failure or perceived failure to comply with regulatory requirements; changes to income tax reporting requirements; and our decision to remove pet care providers from our platform for not adhering to our community standards or other factors we deem detrimental to our community. We maintain our Rover Guarantee program that provides both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $1 million for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions. While we intend to continue the Rover Guarantee program if we discontinue these programs or reduce the amount and variety of reimbursements available under these programs, whether because payouts under these programs or insurance premiums become cost prohibitive or for any other reason, then the number of pet care providers who list with us may decline.
In addition to a reduction in the number of bookings, we have incurred, and expect to continue to incur, higher than historically normal booking cancellations from pet parents who cancel for reasons related to COVID-19. A large number of pet parent cancellations have caused lost earnings for our pet care providers, despite the fact that we have generally honored individual pet care provider cancellation policies that in many cases did not enable a full return of booking deposit to the pet parent. Either pet parents or pet care providers may cease to use our platform if they are not satisfied with our policies during the COVID-19 pandemic, which could have a material adverse impact on our business, operating results and financial condition.
If we fail to retain existing pet parents or add new pet parents, or if pet parents fail to receive high-quality offerings, our business, operating results and financial condition would be materially adversely affected.
Our success depends significantly on retaining existing pet parents and attracting new pet parents to use our platform, increasing the number of repeat bookings that pet parents make and attracting them to different types of service offerings on our platform. Pet parents have a range of options for meeting their pet care needs, including friends, family and neighbors, local independent operators, large, commercial providers such as kennels and daycares, other online aggregators and directories and other digital marketplaces. In addition, pet parents may choose to arrange for pet care services with pet care providers outside of our platform.
Our ability to attract and retain pet parents could be materially adversely affected by a number of factors, such as: pet care providers failing to provide differentiated, high-quality and adequately available pet services at competitive prices; the fees we charge to pet parents for use of the platform; taxes; our failure to facilitate new or enhanced offerings or features that pet parents value; the performance of our matching algorithms; pet parents not receiving timely and adequate support from us; negative perceptions of the trust and safety of our platform; negative associations with, or reduced awareness of, our brand; declines and inefficiencies in our marketing efforts; our efforts or failure or perceived failure to comply with regulatory requirements; and our decision to remove pet parents from our platform for not adhering to our community standards or other factors we deem detrimental to our community.
Events beyond our control also may materially adversely impact our ability to attract and retain pet parents, including: the COVID-19 pandemic or other pandemics or health concerns; increased or continuing restrictions on travel and immigration; the impact of climate change on travel and seasonal destinations (such as fires, floods and other natural disasters); and macroeconomic and other conditions outside of our control affecting travel or business activities generally.
In addition, if our platform is not easy to navigate, pet parents have an unsatisfactory sign-up, search, booking, or payment experience on our platform, the content provided on our platform is not displayed effectively, we are not effective in engaging pet parents, we discontinue or modify the Rover Guarantee program or fail to provide a user experience in a manner that meets rapidly changing demand, we could fail to attract and retain new pet parents and engage with existing pet parents, which could materially adversely affect our business, results of operations and financial condition.

The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition and operating results.
We use proprietary Rover matching algorithms in an effort to maximize customer satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find better and better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet service providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively. Additionally, there is increased governmental interest in regulating technology companies in areas including algorithm-based discrimination. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions and other legal and regulatory proceedings, fines or other penalties and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition and operating results.
Our fee structure is impacted by a number of factors and ultimately may not be successful in attracting and retaining pet parents and pet care providers.
Demand for our platform is highly sensitive to a range of factors, including the prices that pet care providers set for their services, the level of potential earnings required to attract and retain pet care providers and the fees and commissions we charge pet care providers and pet parents. Many factors, including operating costs, legal and regulatory requirements, constraints or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Existing or future competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain pet parents or pet care providers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the fees and commissions charged pet care providers and pet parents, or to increase marketing and other expenses to attract and retain pet parents and pet care providers in response to competitive pressures. We have launched and may in the future launch, new fee or pricing strategies and initiatives or modify existing fee strategies, any of which may not ultimately be successful in attracting and retaining pet parents and pet care providers. Further, pet parents’ price sensitivity may vary by geographic location and as we expand, our fee structure or pet care provider’s prices may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our fee structure and to adjust to different cultural norms in different locales, including with respect to fees and pricing. While we do and will attempt to set fees based on prior operating experience and pet parent and pet care provider feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the offerings on our platform change, then we may need to revise our pricing methodologies.
Any further and continued decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations and financial condition.
Our financial performance is partially dependent on the strength of the travel and pet services industries. The outbreak of COVID-19 has caused many governments to implement quarantines and significant restrictions on travel or to advise that people remain at home where possible and avoid crowds, which has had a particularly negative impact on bookings for both overnight and daytime services. We expect that COVID-19 will continue to materially adversely impact our bookings and business. The extent and duration of such impact remains uncertain and is dependent on future developments that are difficult to predict accurately, such as the severity and transmission rate of COVID-19, including the new variants of the virus, such as the Delta variant, the availability, uptake, and effectiveness of vaccines, the extent and effectiveness of containment actions taken, including mobility restrictions and the impact of these and other factors on travel or work behavior in general and on our business in particular.
Other events beyond our control can result in declines in travel or continued work-from-home mandates. Because these events or concerns and the full impact of their effects are largely unpredictable, they can dramatically and suddenly affect travel and work behavior by consumers and therefore demand for our platform and pet services, which would materially adversely affect our business, operating results and financial condition.
Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions, such as the current downturn resulting from the COVID-19 pandemic or volatility due to geopolitical instability, have led or could lead to a general decrease in travel and spending on pet care services and such downturns in the future may materially adversely impact demand for our platform. Such a shift in pet parent behavior would materially adversely affect our business, operating results and financial condition.
The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors.
We operate in a highly competitive environment and face significant competition in attracting pet care providers and pet parents. Pet parents have a range of options to find and book pet care offerings, both online and offline. We believe that our competitors include:
•friends, family and neighbors that pet parents go to for pet care within their personal networks;
•local independent operators;
•large, commercial providers such as kennels and daycares;
•online aggregators and directories, such as Craigslist, Nextdoor, and Yelp; and
•other digital marketplaces, such as Wag and the pet care offerings on Care.com in the United States and small operators such as Gudog and Pawshake outside of the United States.
We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:
•the popularity and adoption of online marketplaces to obtain services from individual pet care providers;
•the popularity, utility, ease of use, performance and reliability of our offerings compared to those of our competitors;
•our reputation and brand strength relative to our competitors;
•the prices of offerings and the fees we charge pet care providers on our platform;
•our ability to attract and retain qualified pet care providers;
•the perceived safety and cleanliness of offerings on our platform, especially throughout the COVID-19 pandemic;
•cancellation policies, especially throughout the COVID-19 pandemic;
•our ability, and the ability of our competitors, to develop new offerings;
•our ability to establish and maintain relationships with partners;
•changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements, judgments, injunctions and consent decrees;
•our ability to attract, retain and motivate talented employees;
•our ability to raise additional capital; and
•acquisitions or consolidation within our industry.
Currently, our primary competition is from the friends, family and neighbors to whom pet parents often turn for pet services within their personal networks. Given that online marketplaces offering pet services are a relatively nascent business model and are rapidly evolving, reliance on personal networks is still prevalent. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local pet parents and pet care providers and larger existing user bases in certain markets, more successful marketing capabilities and substantially greater financial, technical and other resources than we have. Competitors may be able to provide pet parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or pet care provider and pet parent requirements or preferences. The pet care industry also may experience significant consolidation or the entrance of new players. Some of our competitors could adopt aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from pet care providers and pet parents, slow our growth and materially adversely affect our business, operating results and financial condition. Consolidation among our competitors could give them increased scale and may enhance their capacity, abilities and resources and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before we do. See “—If we fail to retain existing pet care providers or attract new pet care providers, or if pet care providers fail to provide high-quality offerings, our business, operating results and financial condition would be materially adversely affected.”
New offerings and initiatives can be costly and if we unsuccessfully pursue such offerings and initiatives, we may fail to grow and our business, operating results, financial condition and prospects would be materially adversely affected.
We plan to invest in new offerings and initiatives that differentiate us from our competitors. For example, we introduced, then later deactivated, an on-demand dog walking offering, and have increased investment in The Dog People, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Developing and delivering new offerings and initiatives increase our expenses and organizational complexity and we have and may continue to experience difficulties in developing and implementing these new offerings and initiatives.
Our new offerings and initiatives have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings and initiatives will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings and initiatives, or that any of these offerings or initiatives will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings and initiatives noncompetitive or obsolete. Even if we are successful in developing new offerings and initiatives, regulatory authorities may subject us or our pet care providers and pet parents to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.
We rely on internet search engines to drive traffic to our platform to grow revenue and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results and financial condition.
Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Any reduction in the number of pet care providers and pet parents directed to our platform could adversely affect our business, financial condition and operating results.
Further, we have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. For 2019 and 2020, less than half of the traffic to our platform came from paid performance marketing channels. A critical factor in attracting pet care providers and pet parents to our platform has been how prominently offerings are displayed in response to search queries for key search terms. The success of pet services logistics and our brand has at times led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. However, we may not be successful in our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors and our business, operating results and financial condition could be materially adversely affected.

Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage our brand, thereby harming our ability to compete effectively and could materially adversely affect our business, operating results and financial condition.
Maintaining and enhancing our brand reputation is critical to our ability to attract pet care providers, pet parents and employees, to compete effectively, to preserve and deepen the engagement of our existing pet care providers, pet parents and employees, to maintain and improve our standing in the communities where our pet care providers operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. We are heavily dependent on the perceptions of pet care providers and pet parents who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company may harm our reputation, brand and local network effects, including as a result of:
•complaints or negative publicity about us, our platform, pet parents, pet care providers, or our policies and guidelines;
•illegal, negligent, reckless, or otherwise inappropriate behavior by pet care providers, pet parents or third parties;
•injuries or other safety-related issues involving pets;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituents of our network become infected;
•a failure to facilitate a sufficient level of bookings or to enable a competitive level of earnings for pet care providers;
•a failure to offer pet parents competitive pricing and quality;
•a failure to provide a range of offerings options sought by pet parents;
•fraudulent activity;
•actual or perceived disruptions or defects in our platform, such as site outages, payment disruptions, privacy or data security breaches, other security incidents, or other actual or perceived incidents that may impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform;
•users’ lack of awareness of, or compliance with, our policies;
•changes to our policies that users or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•a failure to comply with legal, tax and regulatory requirements;
•a failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory user support experiences;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•negative responses by pet parents or pet care providers to new services on our platform;

•a failure to register our trademarks and prevent or defend against misappropriation or third-party challenges to our existing or new trademarks;
•negative perception of our treatment of employees, pet parents, pet care providers, or of our response to employee, pet parents and pet care provider sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry.
Any incident, whether actual or rumored to have occurred, involving the safety or security of pets, pet care providers, pet parents, or other members of the public, fraudulent transactions, or incidents that are mistakenly attributed to us and any media coverage resulting therefrom, could create a negative public perception of our platform, which would adversely impact our ability to attract pet care providers and pet parents. In addition, when pet care providers cancel reservations or if we fail to provide timely return of booking deposits to pet parents in connection with cancellations, pet parent perception of the value of our platform is adversely impacted and may cause pet parents to not use our platform in the future. The impact of these issues may be more pronounced if we are seen to have failed to provide prompt and appropriate support or our platform policies are perceived to be too permissive, too restrictive, or providing pet care providers or pet parents with unsatisfactory resolutions. We have been the subject of media reports, social media posts, blogs and other forums that contain allegations about our business or activity on our platform that create negative publicity. As a result of these complaints and negative publicity, some pet care providers have refrained from and may in the future refrain from, offering services through our platform and some pet parents have refrained from and may in the future refrain from, using our platform, which could materially adversely affect our business, operating results and financial condition.
Our brand reputation could also be harmed if we fail to comply with regulatory requirements as interpreted by certain governments or agencies or otherwise fails, or are perceived to fail, to act responsibly in a number of other areas, such as: animal welfare; safety and security; data security; privacy practices and data protection; provision of information about users and activities on our platform, including as requested by certain governments or agencies; sustainability; advertising and social media endorsement regulation and guidance; human rights; diversity; non-discrimination; concerns relating to the “gig” economy; business practices; including those relating to our platform and offerings; strategic plans; business partners; involvement with companies in which we may have minority investments; employees; competition; litigation and response to regulatory activity; the environment; and local communities. Media, legislative or government scrutiny around our company relating to any of the above areas or others could cause backlash and could adversely affect our brand reputation with our pet care providers, pet parents and communities. Social media compounds the potential scope of the negative publicity that could be generated and the speed with which such negative publicity may spread. Any resulting damage to our brand reputation could materially adversely affect our business, operating results and financial condition.
In addition, we rely on pet care providers and pet parents to provide trustworthy reviews and ratings that our pet care providers or pet parents may rely upon to help decide whether or not to book a particular offering or accept a particular booking and that we use to enforce quality standards. We rely on these reviews to further strengthen trust among members of our community. our pet care providers and pet parents may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but cannot guarantee that these procedures are or will be effective. In addition, if our pet care providers and pet parents do not leave reliable reviews and ratings, other potential pet care providers or pet parents may disregard those reviews and ratings and our systems that use reviews and ratings to make quality standards transparent would be less effective, which could reduce trust within our community and damage our brand reputation and could materially adversely affect our business, operating results and financial condition.
Actions by pet care providers or pet parents that are criminal, violent, inappropriate, dangerous, or fraudulent may undermine the safety or the perception of safety of our platform and our ability to attract and retain pet care providers and pet parents and materially adversely affect our reputation, business, operating results and financial condition.
We have no control over or ability to predict the specific actions of our users and other third parties during the time that pets or pet parents are with pet care providers or otherwise and therefore, we cannot guarantee the safety of pets, pet care providers, pet parents and third parties. The actions of pets, pet care providers, pet parents and other third parties may result in pet and human fatalities, injuries, other harm, fraud, invasion of privacy, property damage, discrimination and brand reputational damage, which have created and could continue to create potential legal or other substantial liabilities for us.

All new pet care providers on our platform in the United States and Canada undergo third-party background checks before they can offer their services on our platform. U.S. pet care providers are checked against national criminal offense databases, sex offender registries and certain regulatory, terrorist and sanctions watchlists. In Europe, we use a third party to conduct identity verification on all pet care providers. Pet care provider profiles in all geographies are also subject to review and approval by our team of pet care provider specialists.
We do not verify the identity of or require background checks for pet parents, nor do we verify or require background checks for third parties who may be present during a service made through our platform. In addition, we do not currently and may not in the future require pet care providers to re-verify their identity or undergo subsequent background checks following the successful completion of their initial screening process.
Our screening processes rely on, among other things, information provided by pet care providers and our ability to validate that information and the effectiveness of third-party service providers that support our verification processes may be limited. Certain verification processes, including legacy verification processes on which we previously relied, may be less reliable than others. These processes are beneficial but not exhaustive and have limitations. There can be no assurances that these measures will significantly reduce criminal or fraudulent activity on our platform. The criminal background checks for pet care providers and other screening processes rely on, among other things, information provided by pet care providers and pet parents, our ability to validate that information, the accuracy, completeness and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area, such as relating to data privacy, data protection and criminal background screening and on the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
In addition, we have not undertaken in the past and may not undertake in the future to independently verify the safety, suitability, location, quality, compliance with our policies or standards and legal compliance, of all our pet care providers’ offerings. We have not undertaken in the past and may not undertake in the future to independently verify the location, safety, or suitability of offerings for individual pets and pet parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of pet care provider qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by pet care providers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen pet care provider qualifications or offerings following initial review. We have relied in the past and may continue in the future to rely on pet care providers and pet parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from pet care providers and pet parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual pet care providers or pet parents or may not sufficiently address those risks.
We also have faced or may face civil litigation, regulatory investigations and inquiries involving allegations of, among other things, unsafe or unsuitable offerings, discriminatory policies, data processing, practices or behavior on and off our platform or by pet care providers, pet parents and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform and other pet care provider, pet parent, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools and procedures to protect pet care providers, pet parents and the communities in which our pet care providers operate, we may not be successful in doing so. Similarly, offerings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm pet parents and public perception of the quality and safety of offerings on our platform and materially adversely affect our reputation, business, operating results and financial condition.
If pet care providers, pet parents, or third parties engage in criminal activity, misconduct, fraudulent, negligent, or inappropriate conduct or use our platform as a conduit for criminal activity, pet parents may not consider our platform and the offerings on our platform safe and we may receive negative media coverage, or be subject to involvement in a government investigation concerning such activity, which could adversely impact our brand reputation and lower the adoption rate of our platform.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate prospects and may increase the risk that we will not be successful.
We launched operations in 2011 and since then have frequently: (1) increased the number of local markets in which we offer services (including via expansion into Europe); (2) expanded our platform features and services; and (3) changed our fee structure. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
•accurately forecast our revenue and plan our operating expenses;
•increase the number of and retain existing pet parents and pet care providers that use our platform;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•adapt to rapidly evolving trends in the ways service providers and consumers interact with technology;
•avoid interruptions or disruptions in our service;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•hire, integrate and retain talented technology, marketing, customer service and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and operating results could be materially adversely affected.
We may experience significant fluctuations in our operating results, which make it difficult to forecast future results.
Our operating results may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our number of bookings, Gross Booking Value, or GBV, net loss and Adjusted EBITDA, which we expect to continue and which may become more extreme. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. For example, for the third quarter of 2021, we achieved record bookings and GBV as pet owners started to resume normal activities. As a result, we may not accurately forecast our operating results. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

We base our decisions regarding expenditures in customer acquisition in part on our analysis of the GBV generated from pet parents that we acquired in prior periods. Our estimates and assumptions may not accurately reflect future results and we may not be able to recover our customer acquisition costs.
Our success depends on our ability to attract pet parents in a cost-effective manner. Our decisions regarding investments in pet parent acquisition substantially depend upon our analysis of the revenue generated from pet parents acquired in earlier periods. Our analysis regarding pet parent acquisition investment and revenue includes several assumptions, such as:
•We make various assumptions based on our historical data with respect to the rebooking rates of pet parents. If our assumptions regarding such repurchase rates are incorrect, our revenue relative to customer acquisition cost could be less favorable than we believe.
•While we believe the trends reflected by our various pet parent cohorts are illustrative of our pet parent base, the results of particular cohorts inherently reflect a distinct group of pet parents and may not be representative of our current or future composite group of pet parents, particularly as we grow, our pet parent base broadens and we expand to new local markets.
•Our analysis focuses on support and acquisition marketing expenses incurred during the period in which the pet parents were originally acquired and makes various assumptions with respect to the level of additional marketing or other expenses necessary to maintain pet parent loyalty and generate booking activity in subsequent periods. If our assumptions regarding such expenses in subsequent periods are incorrect, our revenue relative to pet parent acquisition cost could be less favorable than we believe.
If our assumptions regarding our pet parent acquisition investment and resulting revenue from bookings, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate revenue from our investments in new pet parent acquisitions may be less than we have assumed and less than we have experienced in the past. In such case, we may need to increase expenses or otherwise alter our strategy and our business, financial condition and operating results may be materially adversely affected.
If use of our platform in large metropolitan areas is negatively affected, our financial results and future prospects could be adversely impacted.
We derive a significant portion of our bookings and historically has generated a significant portion of our growth in more densely populated urban areas. Our business and financial results may be susceptible to economic, social and regulatory conditions or other circumstances that tend to impact such areas. An economic downturn, increased competition, or regulatory obstacles in these areas could adversely affect our business, financial condition and operating results to a much greater degree than would the occurrence of such events in other areas. Further, we expect that it will continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and finding matches is more difficult, the cost of pet ownership is lower and alternative pet care providers may be more convenient. If we are not successful in penetrating suburban and rural areas, or if it is unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited and our business, financial condition and operating results would suffer.
Risks Related to Regulation and Taxation
If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. For example, representative actions, including actions under California’s Private Attorney General Act, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff filed a notice of appeal of the court’s dismissal with the United States Court of Appeals for the Ninth Circuit. We may also become subject to such matters in Europe.
The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for

us. We maintain that pet care providers that use our platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of service providers as employees would adversely affect our business, financial condition and operating results, including as a result of:
•monetary exposure arising from, or relating to failure to, withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits (including equity incentives), social security, workers’ compensation and unemployment;
•claims of discrimination, harassment and retaliation under civil rights laws;
•claims under laws pertaining to unionizing, collective bargaining and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming, and while we believe that pet care providers who use our platform fall within such exemption, the interpretation or enforcement of the exemption could change. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such carve outs and which, if applied to our platform, could adversely impact our platform’s availability and our business.
In addition to the harms listed above, a reclassification of pet care providers as employees would require us to significantly alter our existing business model and operations and impact our ability to add and retain pet care providers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition and operating results.
Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.
Online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background checks, algorithm-based discrimination and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and Canada and may need to do so in Europe as well.
Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state level are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
In the United States, money transmission is subject to various state and federal laws and the rules and regulations are enforced by multiple authorities and governing bodies, including numerous federal, state and local agencies who may define money transmission differently. Outside of the United States, we are subject to additional laws, rules and regulations related to the provision of payments and financial services and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. Noncompliance with such regulations may subject us to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent service providers or otherwise viewed as part of the “gig economy.” Legislative, regulatory, and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with service providers or the fees that we may charge pet parents. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Our success, or perceived success and increased visibility may also drive some businesses that perceive our business model as a threat to their services or otherwise negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of pet parents and service providers to use our platform.
If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or regulations that we may not be able to fully anticipate at this time, we could be materially adversely affected and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets and other enforcement actions. In addition, the increased attention to liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition and operating results.
Government regulation of the Internet, mobile devices and e-commerce is evolving and unfavorable changes could substantially adversely affect our business, financial condition and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may address taxation, tariffs, privacy, data retention and protection, data security, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, text messaging, Internet and mobile application access to our offerings and the characteristics and quality of online offerings, the provision of online payment services and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or website or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition and operating results.

We are subject to regulatory inquiries, claims, lawsuits, investigations, various proceedings and other disputes and faces potential liability and expenses for legal claims, which could materially adversely affect our business, operating results and financial condition.
We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings, including those involving pet injury, personal injury, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, pet care provider and pet parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues and other matters and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploys new services.
We have in the past been, are currently and may in the future be the subject of regulatory and administrative investigations, audits and inquiries conducted by federal, state, or local governmental agencies. Results of investigations, audits and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition and operating results, particularly if an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters and the diversion of management resources and other factors.
We are also subject to claims, lawsuits and other legal proceedings seeking to hold us vicariously liable for the actions of pets, pet parents and service providers. In the ordinary course of business, our Trust and Safety team receives claims pursuant to the Rover Guarantee program, as well as claims and threats of legal action that arise from pet sitting services booked through the Rover website or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet service providers and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by service providers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including implementation of the Rover Guarantee program, customer goodwill, expediency, protection of our reputation and to prevent the uncertainty of litigating and we expect that such expenses will continue to increase as our business grows and it faces increasing public scrutiny. We are currently named as a defendant in a number of matters related to accidents or other incidents involving users of our platform, pets, or third parties. Pending or threatened legal proceedings could have a material impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any pet parents, pet service providers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and operating results.
Reports, whether true or not, of animal-borne illnesses and injuries caused by pet care or unsanitary handling, cleaning, or grooming or other pet services incidents have led to potential legal claims against and severely injured the reputations of, participants in the pet services business and could do so in the future as well. In addition, reports of animal-borne illnesses or other safety issues occurring solely at competitors that are not on our platform, could, as a result of negative publicity about the pet services industry generally, adversely affect our business, financial condition and operating results.
We also face potential liability and expense for claims, including class, collective and other representative actions, by or relating to pet care providers regarding, among other things, the classification of pet care providers that use our platform as well as our service provider pay model, including claims regarding disclosures we make with respect to sales tax, service fees and gratuities, the process of signing up to become a service provider, including the background check process and the nature and frequency of our communications to service providers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class actions, by service providers relating to, among other things, our service provider pay model, including claims regarding disclosures we make with respect to sales tax, service fees and gratuities, the services it facilitates, discrepancies between the information on our website and mobile applications and the experience of pet parents and pet service providers and the nature and frequency of our marketing communications via email, text, or telephone.
In addition, we face claims and litigation relating to possible pet and human fatalities, injuries, other violent acts, illness (including COVID-19), cancellations and return of booking deposits, property damage, motor vehicle accidents and privacy or data protection violations that occurred during a service booked on our platform. We could face additional litigation and government inquiries and fines relating to our business practices, cancellations and other consequences due to natural disasters or other unforeseen events beyond our control such as wars, regional hostilities, health concerns, including epidemics and pandemics such as COVID-19, or law enforcement demands and other regulatory actions.

We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by pet care providers, pet parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our pet care providers and pet parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by pet care providers and pet parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal of CDA Section 230, that increase potential liability for information or content available on our platform.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and operating results. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and operating results. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
In addition, we include arbitration and class action waiver provisions in our terms of service with the pet parents and pet care providers that use our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and burdensome and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and operating results.
We are subject to governmental economic and trade sanctions laws and regulations which could subject it to liability and negatively affect our business, operating results and financial condition.
We are required to comply with economic and trade sanctions administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce), the Council of the European Union and the Office of Financial Sanctions Implementation of Her Majesty’s Treasury in the United Kingdom, or OFSI. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals, or SDN List), subject to EU/UK asset freezes, or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, operating results and financial condition. Our ability to track and verify transactions and otherwise to comply with these regulations require a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. Our internal policies and procedures require that we report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Our policies also require that we report to

OFSI on dealings with persons subject to EU/UK sanctions. There is a risk that, despite the internal controls that we have in place, we have engaged in dealings with persons sanctioned under applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, operating results and financial condition. As our business continues to grow and regulations change, we may be required to make additional investments in internal controls or modify our business.
We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents who are acting on our behalf. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors and agents, even if it does not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition and operating results.
Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition and operating results.
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and operating results.
We are subject to indirect taxes, such as payroll, sales, use, value-added and goods and services taxes and we may face various indirect tax audits in various U.S. and foreign jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently do so, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage pet parents and service providers from utilizing our offerings, or could otherwise harm our business, financial condition and operating results. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Additionally, if we or pet care providers try to pass along increased additional taxes and raise fees or prices to pet parents, booking volume may decline.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely affect our operating results in future periods in which we change our estimate of tax obligations or in which the ultimate tax outcome is determined.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be materially adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses.
As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and operating results.
We have been subject to examination and may be subject to examination in the future, by federal, state, local and foreign tax authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and operating results. See “— Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected.” and “—Risks Related to Regulation and Taxation —Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition and operating results.”
The Organization for Economic Cooperation and Development, or OECD, has been working on a Base Erosion and Profit Shifting Project and issued a report in 2015 and an interim report in 2018 and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In October 2021, the OECD announced that over 130 countries, including the United States and the other G-20 countries. had reached an agreement on the Base Erosion and Profit Shifting Project to be implemented over the next two years. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business. The Biden Administration and members of the U.S. Congress have also issued proposals that may change various aspects of the existing framework under which our tax obligations are determined.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had accumulated $235 million, $81 million and $6 million of federal, state and non-U.S. net operating loss carryforwards, or NOLs, respectively, some of which are available to reduce future taxable income and which will begin to expire in 2031 for federal and 2025 for state tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs from taxable years that began after December 31, 2017 may offset no more than 80% of current year taxable income for taxable years beginning after December 31, 2020. NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our balance sheet as of December 31, 2020 or our results of operations for the year ended December 31, 2020.

There is also a risk that our existing NOLs or tax credits could expire or otherwise be unavailable to offset future income tax liabilities, either as the result of regulatory changes issued, possibly with retroactive effect, by various jurisdictions seeking to raise revenue to help counter the fiscal impact of the COVID-19 pandemic, or for other unforeseen reasons. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California and other states may enact suspensions as well.
Risks Related to Privacy and Technology
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and adversely affect our reputation, business, financial condition and operating results.
Our business involves the collection, storage, processing and transmission of personal data and other sensitive and proprietary data of pet parents and pet care providers. Additionally, we maintain, and third party service providers on our behalf maintain, sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information and personal data relating to individuals such as our employees. An increasing number of organizations have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We, and our third party service providers, have experienced and may in the future experience such attacks. In addition, these incidents can originate on our vendors’ websites, which can then be leveraged to access our website, further preventing our ability to successfully identify and mitigate the attack.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have previously experienced incidents of fraud on our platform that we believe involved credential stuffing attacks and which we were unable to detect or prevent.
Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches and third parties may be able to access data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. Although we have policies restricting access to the personal information we store, there is a risk that these policies may not be effective in all cases.
Any actual or perceived breach of privacy or data protection, or any actual or perceived security breach or other incident that impacts our platform or systems, other IT and infrastructure used in our business, or data maintained or processed in our business, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our reputation, brand and competitive position, damage our relationships with third-party partners, or result in claims, litigation, regulatory investigations and proceedings, increased credit card processing fees and other costs and significant legal, regulatory and financial exposure, including ongoing monitoring by regulators and any such incidents or any perception that our security measures are inadequate could lead to loss of pet parents’ and pet care providers’ confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and operating results. Any actual or perceived breach of privacy, data protection or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security, privacy or data protection breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy, data protection and security breaches and other privacy-, data protection- and security-related incidents and we may face increased costs and requirements to expend substantial resources if an actual or perceived privacy, data protection, or security breach or other incident occurs.
While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure investors that our insurance will be adequate to cover costs and liabilities related to any incidents, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.
Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.
We receive, transmit and store a large volume of personally identifiable information and other data relating to users on our platform, as well as personally identifiable information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU ePrivacy Directive, the EU General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act, or the CCPA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.
For example, the GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significantly greater compliance burdens and costs for companies like ours. The GDPR regulates our collection, control, processing, sharing, disclosure and other use of data that can directly or indirectly identify a living individual that is a resident of the European Union, referred to as personal data, and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data.
In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. An example is the regulation of data transfers between EU member states and the United Kingdom and the role of the United Kingdom’s Information Commissioner’s Office with respect to the EU. These changes will lead to additional costs and increase our overall risk exposure.
Additionally, we are or may become subject to laws, rules and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the European Economic Area, or EEA. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from the EEA to the U.S. and other jurisdictions; for example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the U.S. and other jurisdictions.
The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, creating the second comprehensive U.S. state privacy law, which will take effect on January 1, 2023, and the Colorado Privacy Act, passed on June 8, 2021, will take effect six months later on July 1, 2023. Both laws emulate the CCPA and the CPRA in many respects, but despite similarities each law includes its own unique compliance requirements. Aspects of the interpretation and enforcement of these laws remain uncertain. Comprehensive privacy laws have also been proposed in many other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of such laws, are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Without a federal law that preempts contradicting provisions among state laws, companies like ours that operate on a national scale are responsible for monitoring and complying with the patchwork of state requirements. The CCPA, CPRA, VCDPA, Colorado Privacy Act and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. For example, the use of cookies and other tracking technologies is subject to the CCPA, the CPRA and the ePrivacy Directive—the latter of which is likely to be replaced by the ePrivacy Regulation, a proposed EU regulation that would substantially increase the potential fines for noncompliance. Increased regulation and regulatory scrutiny could force us to change how we use these technologies, limit the effectiveness of our marketing activities, divert technology personnel resources, increase costs, and subject us to additional liabilities. Furthermore, publication of our privacy statement and other policies regarding privacy, data protection and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. The various privacy, data protection and data security legal obligations that apply to us may evolve in a manner that relates to our practices or the features of our mobile applications or website and we may need to take additional measures to comply with the new and evolving legal obligations, including but not limited to training efforts for our employees, contractors and third party partners. Such efforts may not be successful or may have other negative consequences. In particular, with such laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers, pet parents, or pet care providers on our platform, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of data relating to service providers, pet parents. or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing service providers and pet parents from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and operating results.
Systems defects and failures and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition and operating results.
Our success depends on pet parents and pet care providers being able to access our platform at any time. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. Minor interruptions can result in new customer acquisition losses that are never recovered. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in fewer pet parents and pet care providers using our platform.
We primarily rely on Amazon Web Services to deliver our services to users on our platform and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and operating results.
We currently rely on Amazon Web Services, or AWS, to host our platform and support our operations. We do not have control over the operations of the facilities of AWS that we use. The facilities of AWS are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the usage of our platform. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and operating results.
Our headquarters and other essential business operations could face catastrophic events, including those from climate change, that may disrupt and harm our operations.
Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We also recently opened additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent wildfires in Washington and in the western United States and Canada), hurricane, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.
We rely on third-party payment service providers to process payments made by pet parents and payments made to pet care providers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results and financial condition could be materially adversely affected.
We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by our pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. For example, we are in the process of implementing a third-party payment service integration for our operations in the United States to address regulatory requirements that apply when processing payments by pet parents made to pet care providers in certain jurisdictions. We have agreements with these providers, some of whom are the sole providers of their particular service. If these companies become unwilling or unable to provide these services to us on acceptable terms, we are unable to integrate with a provider in a timely manner, or regulators take action against us, our business may be disrupted. In such case, we would need to find an alternate payment service provider, and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources and may not be as effective, efficient, or well-received by our pet care providers and pet parents or adequately address regulatory requirements. Any of the foregoing risks related to third-party payment service providers, including compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition. See “—Risks Related to Regulation and Taxation—Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.”

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to pet care providers on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain pet care providers and pet parents. Compromise of third party payment providers also could result in loss of funds by Rover or by pet care providers.
Moreover, our agreements with payment service providers may allow these companies, under certain conditions, to hold an amount of our cash as a reserve. They may be entitled to a reserve or suspension of processing services upon the occurrence of specified events, including material adverse changes in our business, operating results and financial condition. An imposition of a reserve or suspension of processing services by one or more of our processing companies could have a material adverse effect on our business, operating results and financial condition.
If we fail to invest adequate resources into the payment processing infrastructure on our platform, or if our investment efforts are unsuccessful or unreliable, our payments activities may not function properly or keep pace with competitive offerings, which could adversely impact their usage. Further, our ability to expand our payments activities into additional countries is dependent upon the third-party providers we use to support these activities. As we expand the availability of our platform to additional geographies or offer new payment methods to our pet care providers and pet parents in the future, we may become subject to additional regulations and compliance requirements and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.
For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. We also face a risk of increased transaction fees and other fines and penalties, if we or our service providers fail to comply with payment card industry security standards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, operating results and financial condition.
We rely on third parties to provide some of the software or features for our platform and depend on the interoperability of our platform across third-party applications and services. If these third parties were to interfere with the distribution of our platform or with our use of their software, our business would be materially adversely affected.
We rely upon certain third parties to provide software or features for our platform. If the third parties we rely upon cease to provide access to the third-party software that we, pet parents and pet care providers use, do not provide access to the software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of the software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business. For example, we rely on Google Maps for maps and location data that are core to the functionality of our platform, telecommunication service providers for voice calls and SMS, and we integrate applications, content and data from third parties to deliver our platform and services.
Third-party applications, products and services are constantly evolving and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. If we lose such interoperability, experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our community and our business, results of operations and financial condition could be materially adversely affected.
We rely on mobile operating systems and application marketplaces to make our applications available to pet parents and pet care providers and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results and operating results could be materially adversely affected.
We depend in part on mobile operating systems, such as Android and iOS and their respective application marketplaces, to make our applications available to pet parents and pet care providers that use our platform. Any changes in such systems and application marketplaces that degrade the functionality of our applications or give preferential treatment to our competitors’ applications could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to pet parents and pet care providers, make changes that degrade the functionality of our applications, increase the cost to users or to us of using such mobile operating systems or application marketplaces or our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, our user growth could slow, pause or decline. Our applications have experienced fluctuations in the past and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
As new mobile devices and mobile platforms, as well as entirely new tech platforms, are developed and released, there is no guarantee that certain devices will continue to support our platform or effectively roll out updates to our applications. Additionally, in order to deliver high-quality applications, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance users’ experience. If pet parents or pet care providers that use our platform encounter any difficulty accessing or using our applications on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our user growth and user engagement would be materially adversely affected.
Our platform contains third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
Our platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorizes further modification and redistribution of that source code, makes that source code available at little or no cost, or grants other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
We also release certain of our proprietary software modules to the public under open source licenses. Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and operating results.
Risks Related to Our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition and operating results.
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy if unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks and legal or other methods of protecting this data may be inadequate.
As of September 30, 2021, we held nine registered trademarks in the United States and 19 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.rover.com and other variations. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. We hold no patents or pending patent applications. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and operating results.
Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results and reputation.
We operate in an industry with frequent intellectual property litigation. Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing.
Further, we cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition and operating results. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing, or using products that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign our offerings and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition and operating results.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.rover.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons, including because they are already held by others. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to our domain names. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition and operating results.

Risk Related to Our Operations
We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition and operating results could be materially adversely affected.
Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, including Aaron Easterly, our co-founder and chief executive officer, Tracy Knox, our chief financial officer, and Brent Turner, our chief operating officer, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Additionally, our reduction in workforce in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business may hinder our ability to hire and retain employees going forward. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records (referred to as the “Great Resignation”), further increases the challenge of employee retention.
Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute our plans and strategies, our business, financial condition and operating results could be materially adversely affected.
We face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we have offered and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and engagement could suffer, which could adversely affect business, financial conditions and operating results.
Our company culture has contributed to our success and if we cannot maintain and evolve our culture as we grow, our business could be materially adversely affected.
We believe that our company culture has been critical to our success. We face many challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values and mission;
•our previous reduction in workforce in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business;
•the potential growth in size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision and values (including, for example, pressure exerted by large technology companies adopting permanent remote work frameworks);
•the impact on employee morale created by geopolitical events, public stock market volatility and general public company criticism;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;

•negative perception of our treatment of employees, pet parents, pet care providers, or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain and evolve our culture, our business, financial condition and operating results could be materially adversely affected.
Our support function is critical to the success of our platform and any failure to provide high-quality service could affect our ability to retain our existing pet care providers and pet parents and attract new ones.
Our ability to provide high-quality support to our community of pet care providers and pet parents is important for the growth of our business and any failure to maintain such standards of support, or any perception that we do not provide high-quality service, could affect our ability to retain and attract pet care providers and pet parents. Meeting the support expectations of our pet care providers and pet parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, to hire new operations personnel in a manner that keeps pace with our post-2020 business recovery, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. As part of our 2020 workforce reduction, we significantly reduced the number of employees in our support organization and our technology organization, which impacted or could in the future impact our ability to provide effective support to our pet care providers and pet parents. Our service is staffed based on complex algorithms that map to our business forecasts. Any volatility or errors in judgment in those forecasts could lead to staffing gaps that could impact the quality of our service. We have in the past experienced and may in the future experience backlog incidents that lead to substantial delays or other issues in responding to requests for customer support, which may reduce our ability to effectively retain pet care providers and pet parents.
The majority of our customer contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintain proper controls and procedures for interacting with our community and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls and procedures could materially adversely impact our business.
We provide support to pet care providers and pet parents and help to mediate disputes between pet care providers and pet parents. We rely on information provided by pet care providers and pet parents and are at times limited in our ability to provide adequate support or help pet care providers and pet parents resolve disputes due to our lack of information or control. To the extent that pet care providers and pet parents are not satisfied with the quality or timeliness of our support or third-party support, we may not be able to retain pet care providers or pet parents and our reputation as well our business, operating results and financial condition could be materially adversely affected.
When a pet care provider or pet parent has a poor experience on our platform, we may issue refunds or coupons for future bookings, or other customer service gestures of monetary value. These refunds and coupons are generally treated as a reduction to revenue and we may make payouts for property damage and personal and animal injury claims under the Rover Guarantee program. A robust support effort is costly and we expect such costs to continue to rise in the future as we grow our business and implement new product offerings. We have historically seen a significant number of support inquiries from pet care providers and pet parents. Our efforts to reduce the number of support requests may not be effective and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, operating results and financial condition.
We rely on a third-party background check provider and a third-party identification provider to screen potential pet care providers and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition and operating results could be materially adversely affected.
In the United States and Canada, we rely on a single third-party background check provider to provide or confirm the criminal and other records of potential pet care providers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law, and in Europe we rely on a single identity verification provider. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If either of our third-party background check provider or our identity verification provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate providers on terms acceptable to us, we may not be able to timely onboard potential pet care providers and as a result, our platform may be less attractive to potential pet care providers and we may have difficulty finding enough pet care providers to meet pet parent demand. Further, if the background checks or identity verification checks conducted by our third-party provider or the third-party databases they check are, or are perceived to be, inaccurate, insufficiently inclusive of relevant records or otherwise inadequate or below expectations, pet care providers who otherwise would be barred from using our platform may be approved to offer services via our platform and some pet care providers may be inadvertently excluded from our platform. As a result of inaccurate or incomplete background or verification checks, we may be unable to adequately provide a safe environment for pets and pet parents and our reputation and brand could be materially adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, we do not generally run additional background checks on pet care providers after they have been approved to use our platform. If a pet care provider engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this pet care provider may be permitted to continue offering services through our platform. If we choose to engage in more frequent background checks in the future, we may experience a decrease in pet care provider retention, which may adversely impact our platform. We are also subject to a number of laws and regulations applicable to background and identity verification checks for potential and existing pet care providers that use our platform. If we or our third-party background check provider or identity verification provider fail to comply with applicable laws and regulations in the handling of background or identity verification checks or the use of background check or identity verification information, our reputation, business, financial condition and operating results could be materially adversely affected and we could face legal action, including class, collective, or other representative actions.
Any negative publicity related to any of our third-party background check providers or third-party identity verification provider, including publicity related to safety incidents or actual or perceived privacy or data security breaches or other security incidents, could adversely affect our reputation and brand and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and operating results.
We procure third-party insurance policies to cover various operations-related risks, including general liability, auto liability, excess and umbrella liability, employment practices liability, workers’ compensation, property, cybersecurity and data breaches, crime and fiduciary liability and directors’ and officers’ liability. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers become insolvent, such provider would be unable to pay any operations-related claims that we make. Further, some of our agreements with merchants require that we procure certain types of insurance and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by us. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and operating results could be materially adversely affected if: (1) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience or coverage limits; (2) we experience a claim in excess of our coverage limits; (3) our insurance providers fail to pay on our insurance claims; (4) we experience a claim for which coverage is not provided; or (5) the number of claims under our deductibles or self-insured retentions differs from historical averages.
We may have insufficient or no coverage for certain events, including reclassification of pet care providers under applicable law and certain business interruption losses, such as those resulting from the COVID-19 pandemic. Additionally, certain policies may not be available to us and the policies we have and obtain in the future may be insufficient to cover all of our business exposure.
While the Rover Guarantee program is a commercial agreement with pet parents and pet care providers for which we are primarily responsible, we rely on our general liability insurance policy to provide coverage to us for claims and losses subject to the Rover Guarantee program that exceed our self-insured retention. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, or difficulty securing coverage. Further, disputes with pet care providers as to whether the Rover Guarantee program applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

We may face difficulties as we expand our operations into new local markets in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into and compete effectively in, new local markets, including in geographies outside of the United States. It may be difficult for us to accurately predict pet parent preferences and purchasing habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of pet care providers that are available and our costs associated with insurance, support, fraud and onboarding new pet care providers. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options, to provide effective customer support and to efficiently attract and retain pet parents and pet care providers, all of which affect our sales, operating results and key business metrics. As a result, we may experience fluctuations in our operating results due to changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition and operating results could be materially adversely affected.
Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We have started expanding our presence internationally. We opened our platform in Canada in 2017 and in Europe in 2018 and we may continue to expand our international operations. We are a growing platform with pet care providers in over 24,000 neighborhoods. For the years ended December 31, 2019 and 2020 and the nine months ended September 30, 2021, 5%, 5%, and 3% of our revenue, respectively, was generated from offerings outside of the United States. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•an inability to attract pet care providers and pet parents;
•competition from local incumbents that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our platform less successful;
•complying with varying laws and regulatory standards, including with respect to labor and employment, data privacy and data protection, tax and local regulatory restrictions;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and operating results could be materially adversely affected.

In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls and trade and economic sanctions.
The failure to successfully execute and integrate acquisitions could materially adversely affect our business, operating results and financial condition.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. For example, in March 2017 we acquired DogVacay and in October 2018 we acquired DogBuddy. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•difficulties in retaining merchants, consumers and service providers, as applicable, of an acquired company;
•challenges with integrating the brand identity of an acquired company with our own;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition and operating results could be materially adversely affected.

We may require additional capital to support business growth and this capital might not be available on acceptable terms, or at all.
To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash, cash equivalents and marketable securities and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors.
We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business, financial condition and operating results may be materially adversely affected.
Our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.
In April 2020, we entered into a certain Paycheck Protection Program, or PPP, Promissory Note and Agreement with SVB, pursuant to which we received loan proceeds of $8.1 million, or the PPP Loan. The PPP Loan was subject to the terms and conditions of the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The PPP loan application required us to certify, among other things, that the “current economic uncertainty” made the PPP Loan request “necessary” to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, the severe impact of COVID-19 on our revenue, financial covenants associated with then-existing loans and our ability to access alternative forms of capital in the then-current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loans and that our receipt of the PPP Loans was consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.
In accordance with the requirements of the PPP, we used the PPP Loan to cover certain qualified expenses, including payroll costs, rent and utility costs. The PPP Loan contained customary events of default, including, among others, those relating to breaches of obligations under the PPP Loan (including a failure to make payments), any bankruptcy or similar proceedings and certain material effects on our ability to repay the PPP Loan. The PPP Loan was set to mature two years following the date of issuance, bore interest at a rate of 1.00% per year and was subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. We repaid the principal and accrued interest on the PPP Loan in connection with the closing of the Merger on July 30, 2021.
The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities in connection with our decision to apply for the PPP Loan, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Financial Reporting and Disclosure
Because we recognize revenue upon the start of a booked service and not at booking, upticks or downturns in bookings are not immediately reflected in our operating results.
We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs when the service is provided. The effect of significant downturns in bookings or increases in cancellations for upcoming booking dates in a particular quarter may not be fully reflected in our operating results until future periods because of this timing in revenue recognition.
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain operational metrics, including our key business metrics such as Number of Bookings, GBV, as well as pet parent cohort behavior, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition and operating results would be materially adversely affected.
Certain estimates and information contained in our reports and other filings with the SEC are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information contained in our reports and other filings with the SEC, including general expectations concerning our industry and the market in which we operate, category share, market opportunity and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition and operating results could be materially adversely affected.
Our management has limited experience in operating a public company.
Our executive officers and directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage being a public company, and we are subject to significant regulatory oversight and reporting obligations under federal securities laws. Our executive officers’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. It is likely that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We are incurring significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Rover did not incur as a private company and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges and the listing standards of Nasdaq, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming.
A number of those requirements now obligate us to carry out activities that had not been previously required of Legacy Rover. For example, following the Merger, we became obligated to create new board committees, obtain new insurance policies and adopt new internal controls and disclosure controls and procedures. In addition, we have begun to incur new expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with these new requirements are identified (for example, if our management or independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us and it may be more expensive to obtain director and officer liability insurance.
Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Our new status as a public company has made it more difficult and more expensive to obtain director and officer liability insurance, and we have incurred substantial costs to maintain the level of coverage that we believe is appropriate for a public company. In addition, such insurance may provide for a substantial retention of liability and be subject to limitations and may not cover a significant portion, or any, of the expenses we may now incur or be subject to in connection with any stockholder class action or other litigation to which we are named as a party.
Furthermore, as a public company, we may become subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result of filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected and even if the claims do not result in litigation or are resolved in our favor, these claims and the time and resources necessary to resolve them could divert the resources of our management and adversely affect our business and results of operations. The additional reporting and other obligations imposed by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.
We are an emerging growth company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A Common Stock and warrants less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, the stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have at least $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;

•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the Caravel IPO, which is December 31, 2025.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies.
We cannot predict if investors will find our Class A Common Stock and warrants less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A Common Stock and warrants less attractive because we rely on any of these exemptions, there may be a less active trading market for the Class A Common Stock and warrants and the market price of the Class A Common Stock and warrants may be more volatile and may decline.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over our financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We have identified material weaknesses in our internal control over financial reporting as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
•We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.
•We did not design and maintain sufficient formal procedures and controls to achieve complete and accurate financial reporting and disclosures, including controls over the preparation and review of journal entries and account reconciliations. Additionally, we did not design and maintain controls to ensure appropriate segregation of duties.
•We did not design and maintain effective controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain controls to timely identify and account for warrant instruments that are derivative financial instruments.
The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of Caravel related to warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial statement disclosures. The other material weaknesses described above did not result in a material misstatement to the consolidated financial statements, however they did result in adjustments to several accounts and disclosures prior to the original issuance of the financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
•We identified an additional material weakness as a result of the material weakness in our control environment in that we did not design and maintain effective controls over information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (1) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (2) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (3) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (4) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.
We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel and implementing additional procedures and controls. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A Common Stock and warrants are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies and issue shares to effect a business combination. In either case, there could be a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A Common Stock and warrants. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.
Additionally, we have not performed a formal evaluation of our internal control over financial reporting, as will eventually be required by the rules and regulations of the SEC, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. We will eventually be required to perform an annual assessment. We will then be required to disclose changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “smaller reporting company” or eligible for other relief. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. Management has begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with the rules and regulations of the SEC in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Our warrants and the Earnout Shares are accounted for as liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.
Caravel previously accounted for, and we account for, the 8,074,164 warrants that were issued in connection with the Caravel IPO in accordance with the guidance contained in Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. Moreover, the Earnout Shares are also accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to our Class A Common Stock. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with a resulting non-cash gain or loss related to the change in the fair value being recognized in our earnings in the statement of operations. The Earnout Shares will be recorded at fair value until October 6, 2021, at which time they will be reclassified to additional paid-in capital. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses for each future reporting period and that the amount of such gains or losses could be material. For example, for the quarter ended September 30, 2021, we recognized a non-cash loss on the change in fair value of approximately $12.3 million on the warrants and $71.3 million on the Earnout Shares.

We may face litigation and other risks as a result of the material weakness in the internal control over financial reporting of Caravel.
Following the issuance of the SEC’s “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies”, after consultation with Caravel’s independent registered public accounting firm, Caravel’s management and audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020. As part of the restatement, Caravel identified a material weakness in its internal controls over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our and Legacy Rover’s internal control over financial reporting and the preparation of our and Legacy Rover’s financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our Class A Common Stock and warrants.
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our management, including our principal executive and financial officers.
We must continue to improve our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company or eligible for other relief, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in internal control over financial reporting that are deemed to be material weaknesses.
Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our Class A Common Stock and warrants. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.
Risks Related to Ownership of Class A Common Stock and Warrants
The market price of our securities may be volatile and may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of an investor’s investment. Prior to the Merger, there had not been a public market for Legacy Rover’s capital stock. The trading price of our Class A Common Stock and warrants could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities and our securities may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:
•the impact of the ongoing COVID-19 pandemic on our business;
•general economic and political conditions;
•actual or anticipated changes or fluctuations in our operating results, changes in the market’s expectations about our operating results, or failure to meet the expectation of securities analysts or investors in a particular period;
•announcements by us or our competitors of new technology, features or services;
•our competitors’ performance;
•developments or disputes concerning our intellectual property or other proprietary rights;
•actual or perceived data security breaches or other data security incidents;
•announced or completed acquisitions of businesses by us or our competitors;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•any actual or anticipated changes in the financial projections we may provide to the public or our failure to meet those projections;
•any major change in our Board or management;
•changes in laws and regulations affecting our business, actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally and any related market speculation;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•regulatory or legal developments in the United States and other countries;
•announcement or expectation of additional financing efforts;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•our ability to meet compliance requirements;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•operating and share price performance of other companies that investors deem comparable to us;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market trading volumes and trading prices of other technology companies generally, or those in the pet care industry in particular;
•failure of securities analysts to maintain coverage of us, or changes in financial estimates and recommendations by securities analysts concerning us or the pet care industry in general;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of Class A Common Stock available for public sale;
•sales of shares of Class A Common Stock by us or our stockholders;
•expiration of market stand-off or lock-up agreements;
•sales of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•other factors identified above under “Risk Factors”.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Insiders currently have and may continue to possess substantial influence over us, which could limit our stockholders’ ability to affect the outcome of key transactions, including a change of control.
As of November 5, 2021, our executive officers, directors and their affiliates as a group beneficially owned approximately 38.6% of the Class A Common Stock representing 35.7% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 Earnout Shares that may be issued, warrants, unvested restricted stock units, and options to purchase Class A Common Stock that remain issued and outstanding in addition to equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).
As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company and might affect the market price of our Class A Common Stock and warrants. In addition, the Sponsor holds the right to designate a director to our Board. This control could have the effect of delaying or preventing a change of control of the Company or changes in our management and could make the approval of certain transactions difficult or impossible without the support of insider stockholders and their votes.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our industry, or if they adversely change their recommendations regarding our Class A Common Stock, the trading price and/or the trading volume of our Class A Common Stock and warrants could decline.
The trading market for our Class A Common Stock and warrants is influenced in part by the research and reports that securities or industry analysts publish about us, our business, our market and our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our Class A Common Stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A Common Stock and warrant prices will likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our Class A Common Stock and warrants to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our Class A Common Stock and warrants to decline significantly, even if our business is doing well.
The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market, or the perception that these sales could occur. There are a total of 175,250,608 shares of Class A Common Stock outstanding as of November 5, 2021 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, warrants, unvested restricted stock units, and options to purchase Class A Common Stock outstanding under our employee benefit plans and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).
We filed a registration statement on Form S-8 under the Securities Act to register shares of Class A Common Stock reserved for future issuance under our equity compensation plans. The Form S-8 registration statement became effective automatically upon filing, and shares covered by the registration statement became eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates, vesting restrictions and applicable lock-up restrictions. Subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issuable upon exercise of outstanding stock options and other awards will be available for immediate resale in the public market. Sales of Class A Common Stock as lock-up restrictions end or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock and warrants to fall and make it more difficult for investors to sell shares of our Class A Common Stock and warrants at a time and price that they deem appropriate.
Our directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the public “float” of our Class A Common Stock and warrants.
Our directors, officers, advisors or affiliates may purchase Class A Common Stock or warrants or a combination thereof in privately negotiated transactions or in the open market, although they are under no obligation to do so. If such purchases are made, the public “float” of Class A Common Stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on Nasdaq or a similar national securities exchange.
Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, investors may not receive any return on investment unless they sell their Class A Common Stock at a price greater than what they paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, investors may not receive any return on an investment in our Class A Common Stock unless they sell their Class A Common Stock for a price greater than that which they paid for it.
Our stockholders may experience dilution in the future.
The percentage of shares of our Class A Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of the warrants or meeting the conditions under the last tranche of Earnout Shares. For example, because the volume weighted average price of our Class A Common Stock over the 20 trading days preceding and inclusive of September 29, 2021 exceeded $12.00 and $14.00, the first two tranches of Earnout Shares were triggered and we issued an aggregate of 17,540,964 Earnout Shares to eligible former Legacy Rover stockholders in October 2021. These issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A Common Stock and warrants.
In addition, we have implemented “sell-to-cover” to satisfy tax withholding obligations for grants of restricted stock units, or RSUs, under our 2021 Equity Incentive Plan, in which shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from these sales will be remitted by us to the taxing authorities. These sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.

Delaware or Washington law and provisions in our certificate of incorporation and bylaws might delay, discourage or prevent a change in control of the Company or changes in our management, thereby depressing the market price of our Class A Common Stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make an acquisition of the Company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:
•authorize the Board to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•permit only the Board to establish the number of directors and fill vacancies on the Board;
•establish that our Board is divided into three classes, with each class serving staggered three-year terms;
•provide that our directors may be removed only for cause;
•permit stockholders to take actions only at a duly called annual or special meeting and not by written consent;
•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•prohibit stockholders from calling a special meeting of stockholders; and
•require a super-majority vote of stockholders to amend some of the provisions described above.
In addition, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”
These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock and could also affect the price that some investors are willing to pay for our Class A Common Stock.
Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which limits our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act or its rules and regulations.
Section 22 of the Securities Act of 1933, as amended, or the Securities Act, establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities is deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of such stockholder’s choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. In addition, a stockholder that is unable to bring a claim in the judicial forum of such stockholder’s choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.
Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities. On July 30, 2021, True Wind Capital II, L.P. and True Wind Capital II-A, L.P. (together, the “TWC Funds”) purchased from the Company an aggregate of 8,000,000 shares of Class A Common Stock, for a purchase price of $10.00 per share (the “Backstop Shares”) and an aggregate purchase price of $80.0 million pursuant to that certain backstop subscription agreement entered into as of February 10, 2021 (the “Sponsor Backstop Subscription Agreement”). Pursuant to the Sponsor Backstop Subscription Agreement, the TWC Funds agreed to purchase shares of the Company’s Class A Common Stock in an aggregate amount of up to $50.0 million (or such greater amount at the election of the TWC Fund) to the extent of the amount of any redemption of shares of Class A Common Stock and an additional amount of up to $50.0 million if mutually agreed with Legacy Rover. The sale of Backstop Shares was consummated concurrently with the closing of the Merger.

On July 30, 2021, BBCM Master Fund Ltd., a Delaware limited partnership (“Broad Bay”), purchased from the Company an aggregate of 1,000,000 shares of Class A Common Stock for a purchase price of $10.00 per share (the “Assigned Shares”) and an aggregate purchase price of $10.0 million pursuant to an assignment and assumption agreement entered into between Broad Bay, TWC Funds, and Nebula Caravel Acquisition Corp. on July 26, 2021.

In connection with the consummation of the Merger, on July 30, 2021, a number of accredited investor purchasers (each, a “PIPE Investor”) purchased from the Company an aggregate of 5,000,000 shares of Class A Common Stock (the “PIPE Investment”) for a purchase price of $10.00 per share and an aggregate purchase price of $50.0 million (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “PIPE Subscription Agreement”) entered into effective as of February 10, 2021. Pursuant to the PIPE Subscription Agreements, the Company gave certain registration rights to the PIPE Investors with respect to the PIPE Shares.

The Company believes the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Company, to information about us. The sales of these securities were made without any general solicitation or advertising.

Following the closing of the Merger on July 30, 2021 through October 4, 2021 when the Company filed a registration statement on Form S-8, the Company issued an aggregate of 491,911 shares of Class A Common Stock through the exercise of outstanding stock options by current and former employees and officers, for which the Company received approximately $766,000. Such share issuances were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates. The recipients had adequate access, through their relationships with the Company, to information about the Company.

(b)     Use of Proceeds. As part of and in connection with the closing of the Merger on July 30, 2021, the Company received a contribution of $275.1 million of cash held in Caravel’s trust account, representing the entirety of the proceeds from its initial public offering as previously reported on page 55 in Item 5 of the Company’s Annual Report on Form 10-K/A filed on May 7, 2021, and the Company paid the deferred underwriting discount of $9,625,000 from Caravel’s initial public offering.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - July 31, 2021 (1)	—	—	—	—
August 1 - August 31, 2021	14,677,808	$10.00	—	—
September 1 - September 30, 2021	—	—	—	—
Total	14,677,808	$10.00	—	—
(1) Although started in connection with the Closing of the Merger on July 30, 2021 but not actually completed until August 6, 2021, Caravel repurchased 14,677,808 shares of its common stock for an aggregate purchase price of $146,778,080.00 from those public stockholders of Caravel that exercised their right under Caravel’s amended and restated certificate of incorporation to redeem such shares.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit	Description

2.1†
Business Combination Agreement and Plan of Merger, dated as of February 10, 2021, by and among Nebula Caravel Acquisition Corp., Fetch Merger Sub, Inc., A Place for Rover, Inc., and Shareholder Representative Services, LLC, as the Securityholder Representative (incorporated by reference to Annex A of Rover Group, Inc.'s 424(b)(3) prospectus/proxy statement filed on July 9, 2021 (File No. 333-253110)).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).

3.2*	Amended and Restated Bylaws of the Company.
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).
4.2	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4.3 to Rover Group, Inc.’s Registration Statement on Form S-1/A filed on December 1, 2020 (File No. 333-250804)).
4.3
Warrant Agreement, dated as of December 8, 2020, by and between Caravel and American Stock Transfer and Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on December 11, 2020 (File No. 001.39774)).

10.1
Assignment and Assumption Agreement, dated as of July 26, 2021 between Caravel, TWC Funds and Broad Bay (incorporated by reference to Exhibit 10.3 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001.39774)).

10.2#
Rover Group, Inc. Employee Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to Rover Group, Inc.’s Registration Statement on Form S-4/A filed on May 20, 2021 (File No. 333-253110)).

10.3#	Rover Group, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex E of Rover Group, Inc.'s 424(b)(3) prospectus/proxy statement filed on July 9, 2021 (File No. 333-253110)).
10.4#	Rover Group, Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex D of Rover Group, Inc.'s 424(b)(3) prospectus/proxy statement filed on July 9, 2021 (File No. 333-253110)).
10.5#	Rover Group, Inc. Outside Director Compensation Policy (incorporated by reference to Exhibit 10.16 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001.39774)).
10.6#	Rover Group, Inc. Form of Indemnification Agreement (incorporated by reference to Exhibit 10.17 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001.39774)).
10.7#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Rover Group, Inc.’s Registration Statement on Form S-8 filed on October 7, 2021 (File No. 333-260105)).

10.8#
Form of Notice of Stock Option Grant and Stock Option Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Rover Group, Inc.’s Registration Statement on Form S-8 filed on October 7, 2021 (File No. 333-260105)).

10.9#
A Place for Rover, Inc. 2011 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.5 to Rover Group, Inc.’s Registration Statement on Form S-8 filed on October 7, 2021 (File No. 333-260105)).

10.10#
Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to Rover Group, Inc.’s Registration Statement on Form S-8 filed on October 7, 2021 (File No. 333-260105)).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Rover Group, Inc.’s Registration Statement on Form S-1 filed on September 14, 2021 (File No. 333-259519)).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rover Group, Inc.

Date: November 9, 2021	By:	/s/ Tracy Knox

		Name:	Tracy Knox
		Title:	Chief Financial Officer
(Duly Authorized Officer)