Form 10-K
period 2021-12-31
ROVER GROUP, INC.
filed 2022-03-21
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-39774
ROVER GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3147201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
720 Olive Way, 19th Floor, Seattle, WA	98101
(Address of Principal Executive Offices)	(Zip Code)

(888) 453-7889
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ROVR	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 (1)	ROVRW	The Nasdaq Global Market
(1) A Form 25 was filed with the Securities and Exchange Commission (“SEC”) on January 12, 2022 to delist and deregister these Warrants. The delisting of the Warrants was effective 10 days after the filing of the Form 25. The deregistration of the Warrants under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25. Pending effectiveness of the Form 25, the Warrants are no longer trading on The Nasdaq Global Market.

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s Class A common stock as reported on Nasdaq, was approximately $274,725,000. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 4, 2022, the registrant had 180,261,620 shares of Class A common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be held on June 15, 2022, which proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the proxy statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report include statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, and other geopolitical events like Russia’s invasion of Ukraine on our business, the travel industry, travel trends, and the global economy generally;
•our expectations regarding our operating and financial performance, including our bookings, gross booking value, revenue and expenses;
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
•our assessment of our trust and safety practices;
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
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•changes in applicable laws or regulations;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding various laws and restrictions that relate to our business;
•the outcome of any known and unknown litigation and regulatory proceedings;
•the increased expenses associated with being a public company;
•our ability to maintain and protect our brand;
•our current plans, considerations, expectations and determinations regarding future compensation programs; and
•other risks and uncertainties set forth in the section titled “Risk Factors” beginning on page 23 of this Annual Report.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Risk Factors Summary

The following is a summary of the principal risks we face that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business.

•The COVID-19 pandemic has materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.
•We have incurred net losses in each year since inception and may not be able to achieve profitability.
•Our revenue growth rate has slowed over time, and may slow or reverse again in the future.
•Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow or grows slower than expected our business, financial condition and operating results could be materially adversely affected.
•If we fail to retain existing pet care providers and pet parents or attract new pet care providers and pet parents, or if pet care providers fail to provide high-quality offerings, or if pet parents fail to receive high-quality offerings, our business, operating results and financial condition would be materially adversely affected.
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
•Actions by pet care providers or pet parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, ability to attract and retain pet care providers and pet parents, business, operating results and financial conditions.
•If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected.
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
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting which could result in a misstatement of the accounts or disclosures in our financial statements, that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected or cause us to fail to meet our periodic reporting obligations.
•We may face litigation and other risks as a result of the material weakness in the internal controls of our financial reporting.
•Insiders currently have and may continue to possess substantial influence over us, which could limit investors’ ability to affect the outcome of key transactions, including a change of control.

Note Regarding Trademarks and Service Marks

The Rover design logo and the Rover mark appearing in this Annual Report are the property of Rover Group, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

Note Regarding Industry and Market Data

Within this Annual Report, we reference information and statistics regarding the travel and pet care industries. We have obtained this information and these statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources, such as Euromonitor International Limited. Some data and other information contained in this Annual Report are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and independent sources. Data regarding the industries in which we compete and our market position and market share within these industries are inherently imprecise and are subject to significant business, economic and competitive uncertainties beyond our control, but we believe they generally indicate size, position and market share within this industry. While we believe such information is reliable, we have not independently verified any third-party information. While we believe our internal company research and estimates are reliable, such research and estimates have not been verified by any independent source. In addition, assumptions and estimates of our and our industries’ future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. These and other factors could cause our future performance to differ materially from our assumptions and estimates. As a result, you should be aware that market, ranking and other similar industry data included in this Annual Report, and estimates and beliefs based on that data, may not be reliable.

PART I
Item 1. Business.
Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us”, or “our” refer to (a) the business of A Place for Rover, Inc. and its subsidiaries prior to the July 30, 2021 merger described below under “—Our History” or (b) Rover Group, Inc. together with its consolidated subsidiaries, after the consummation of that merger.
Our History
A Place for Rover, Inc., a Delaware corporation and, after the merger described below, our wholly owned subsidiary (“Legacy Rover”), was incorporated on June 16, 2011 and is headquartered in Seattle, Washington, with offices in Spokane, Washington and internationally in Barcelona, Spain. In March 2017, we acquired DogVacay, Inc to accelerate our presence and growth in the United States and Canada. In October 2018, we acquired all of the outstanding shares of Barking Dog Ventures, Ltd. to accelerate our presence and expand our growth in Europe.
Nebula Caravel Acquisition Corp., a Delaware corporation, our legal predecessor company, and a special purpose acquisition company sponsored by True Wind Capital was incorporated in September 2020 and closed its initial public offering in December 2020 (“Caravel”). On July 30, 2021, Caravel consummated the previously announced merger (the “Merger”) with A Place for Rover, Inc. and Fetch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Caravel (“Merger Sub”). Pursuant to the Merger, Merger Sub merged with and into A Place for Rover, Inc., the separate corporate existence of Merger Sub ceased, and A Place for Rover, Inc. continued as the surviving corporation in the Merger and as a wholly owned subsidiary of Caravel. The Merger was approved by Caravel’s stockholders at a meeting held on July 28, 2021. At the closing of the Merger on July 30, 2021, Caravel changed its name to Rover Group, Inc.

On August 2, 2021, our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and public warrants, formerly those of Caravel, began trading on The Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. We subsequently redeemed all of our outstanding public and private warrants in January 2022. In connection with the warrant redemption, the public warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on January 12, 2022, and have been delisted. The warrant redemption had no effect on the trading of our Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “ROVR.” For more information on the warrant redemption, see Note 19 — Subsequent Events.
As a result of the Merger, we raised gross proceeds of $268.3 million, including:
•the contribution of $275.1 million of cash held in Caravel’s trust account from its initial public offering, net of the redemption of Caravel common stock held by Caravel’s public stockholders of $146.8 million;
•$50.0 million private investment in public equity at $10.00 per share of our Class A Common Stock;
•$80.0 million of additional gross proceeds from the Sponsor Backstop Subscription Agreement between Nebula Caravel Holdings, LLC (the “Sponsor”) and Caravel pursuant to which True Wind Capital II, L.P. and True Wind Capital II-A, L.P. (together, the “TWC Funds”) purchased an aggregate of 8,000,000 shares of our Class A Common Stock at $10.00 per share; and
•$10.0 million of additional gross proceeds from the sale of our Class A Common Stock at $10.00 per share pursuant to the Assignment and Assumption Agreement by and among Caravel, the TWC Funds, and BBCM Master Fund Ltd.
As a result of the Merger, we received net proceeds of $235.6 million, net of estimated transaction costs paid of $32.7 million. See Note 3 — Reverse Recapitalization for more information about the Merger.
Mission and Purpose
We believe that everyone deserves to experience the unconditional love of pets, and Rover exists to make that possible.

We started Rover to break down the barriers to loving and trusted pet care so more people could experience that unconditional love. As pet parents ourselves, we wanted to build a community where we could connect with pet care providers who would treat our pets like family. In developing the Rover platform, we also believed that if we could make it easy for everyday pet people to start and grow their own small pet care businesses, we could do more than enable additional income for care providers and loving care for pets; we could unlock joy for pets, pet lovers, and pet parents everywhere. Over the years, we have discovered more: Growing Rover has revealed to us the depth and importance of the bonds we share with our pets—and the extraordinary empathy, care, and love that people in our neighborhoods can provide for their communities. Some of the best parts of being on the Rover team are the stories and anecdotes that we hear about the unique bonds between pets, pet parents, and the pet care providers who love and care for them.
Take Ziggy, a Jindo mix whose owners were getting married. Like many contemporary pet parents, they wanted to incorporate their beloved Ziggy into the ceremony—so they turned to Rover. The care provider they met through Rover joined them at their wedding, not only keeping Ziggy out of trouble so he’d look sharp in his matching dog-suit, but going so far as to walk him down the aisle to greet his newly married parents.
Consider pet care provider Sylvia, who doesn’t just love dogs—she gets them. She asks her clients to pack a t-shirt that they’ve slept in as part of their dog’s overnight bag. The shirt smells like home, and it helps their dog feel safe and connected while they’re away.
In other words, the pet care providers on Rover are at the heart of our business. They’re ordinary neighborhood pet people who, when they step in to care for your pet, reveal themselves to be extraordinary. Our shared love of pets is powerful, inclusive, and magnetic. Pets bring people together and can even give us a sense of belonging and meaning. It’s our privilege to be stewards of those connections and relationships.

Overview
Rover is the world’s largest online marketplace for pet care based on gross booking value, or GBV. We connect pet parents with loving pet care providers who offer overnight services, including boarding and in-home pet sitting, as well as daytime services, including doggy daycare, dog walking, and drop-in visits. Through December 31, 2021, over three million unique pet parents and more than 660,000 pet care providers across North America, the United Kingdom and Western Europe have booked a service on Rover, enabling millions of moments of joy and play for people and pets. The user base of our platform extends across the United States, Canada, the United Kingdom, and seven countries in Western Europe: Spain, France, Norway, Sweden, Netherlands, Italy, and Germany.
For pets and their parents, we started Rover to create a better pet care solution than the existing options of friends and family, neighbors and kennels. We built a marketplace where pet parents could match with pet people who wanted to earn extra income doing what they loved: spending time with pets. We believed that these matches not only enabled better care for pets, but also created joy for both parties, and we sought to radically simplify the logistics of pet care. We built a simple and easy-to-use platform that enables pet parents to discover, book, pay and review pet care providers online or in our app.
For pet care providers, we built tools to easily create a listing in the Rover marketplace along with simple tools for scheduling and booking care, communicating with pet parents, and receiving payment. To delight both parents and pet care providers, we invested in a customer service team to support them along the way. We went even further, with a foundational brand commitment to trust and safety. We developed features to facilitate safe, informed, and positive experiences for the people and pets in our community. We built a 24/7 in-house team to support our community if a problem arises during a stay and backed our marketplace with the Rover Guarantee to assist with certain out-of-pocket costs incurred by parents or pet care providers in the rare instance a service doesn’t go as planned. Safety has always been at the heart of what we do. Through it all, we have been guided by our love of pets and belief in the unique human-pet bond.
Based on GBV, Rover is the category leader in the online marketplace for pet care today. Our scale drives ongoing improvements powered by network effects, as we can facilitate more and better matches between pet parents and pet care providers as more people join our platform. GBV on Rover was approximately 11x the size of the next closest online marketplace for pet care for the year ended December 31, 2021, up from approximately 7x for the year ended December 31, 2020, based on that marketplace’s publicly available gross booking data.
Scale in the market for pet care matters. Because each pet’s needs are unique, pet care providers—unlike service providers in many other marketplaces—are not interchangeable. Against that backdrop, our network of care providers enables us to facilitate the match between pet, parent, and provider to best meet the unique needs and preferences of all three. We had 250,000 active providers with a booking in 2021, and we believe our network represents the largest number of high-quality providers among online marketplaces for pet care. Moreover, we have carefully designed our technology and data algorithms to leverage our growing scale to help pet parents easily find the best matches. Our results speak for themselves—pet parents love Rover. From inception through December 31, 2021, pet parents had written more than 4.9 million reviews, and 97% of reviewed bookings had a 5-star rating. Pet parents who try Rover for the first time often become repeat customers. For the year ended December 31, 2021, approximately 81% of our bookings were repeat bookings. In 2020 and 2019, approximately 86% and 84%, respectively, of our bookings were from repeat customers.
The U.S. commercial market for non-medical pet services was $10.3 billion in 2019, according to Packaged Facts. But we believe the demand for high-quality, personalized pet care far exceeds the existing market. For example, based on surveys we conduct, typically 67% of the new pet parents on our marketplace were previously relying on friends, family, and neighbors, and had never used a commercial service for pet care. Based on the number of dogs and cats in the United States and estimates of travel and daytime care needs of pet parents, we estimate that our total addressable market for overnight and daytime services in the United States is approximately $79 billion.

We generate revenue from service fees charged to pet care providers and pet parents based on a percentage of the booking value on our marketplace. We also earn revenue from ancillary sources such as background checks, affiliate advertising deals, and the Rover Store. While the COVID-19 pandemic adversely impacted our 2020 operating results, we saw increased operating results for 2021 as compared to 2019 due to the lifting of the most severe COVID-19 restrictions and increasing vaccine availability and uptake even as as travel and work from home trends remained below pre-pandemic levels. We believe that demand for the pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity. Moreover, consumer behavior has continued to shift meaningfully toward online and app-based experiences. Based on the combination of these factors, we believe that our business will return to strong growth when the pandemic subsides. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
We are inspired to keep building our business to bring the love of pets to people everywhere, especially in the times when people need that companionship the most.
Pets and Their Love in People’s Lives
Pets offer people more than companionship; they fill lives with comfort, support, and belonging. In other words, they’re a steady force of unconditional love. So it follows that people are increasingly integrating them into their lifestyles, traditions and families.
Nearly nine out of ten households in the United States have or have had a pet. Sixty-seven percent of U.S. households currently have a pet, and another 20% previously owned a pet according to a 2020 National Pet Owners Survey report by the American Pet Products Association, or APPA. Generational trends in lifestyle contribute to this prevalence, with an increasing number of people choosing to bring a pet into their lives, likely driven, in part, by later average ages for marriage and children. Studies suggest that pets may decrease stress, improve heart health, and help children with their social and emotional skills, according to the U.S. National Institute of Health. In an era of social distancing during the pandemic, pet companionship and love has never been more important. A Packaged Facts survey from March 2020 indicated that 95% of dog owners and 94% of cat owners in the United States say that they “consider their dogs and cats to be part of the family.” This attitudinal trend is often called the “humanization of pets.” We serve a wide range of pet parents and household incomes, though our pet parents tend to be slightly younger and more affluent when compared to the age and income of the average pet owner based on a survey conducted by APPA.
How People Spend on Pets
This “humanization,” in addition to driving the growth in pet-owning households, has combined with “premiumization,” another widespread trend, to accelerate spending on pets within households. According to the results of an APPA survey, 32% of dog owners and 28% of cat owners would prioritize their pets’ medical needs over their own. Led by Millennials and Generation Z, many pet parents increasingly consider the needs of their pets not just equally important to those of the rest of the family, but more important. While pet ownership in the United States increased 2% annually on average from 2011 to 2018, overall spending on pets increased 7% annually on average over the same period according to Market Watch. From 2014 to 2019, according to Packaged Facts, annual spending per pet-owning household on non-medical pet services, which include boarding, sitting, walking, grooming, and training, grew 26% from $120 to $152 per year. Additionally, pet spend has been recession-resilient in the past. During the 2008-2009 recession, spending on pets increased 17%, compared to decreased spend in many other sectors, including entertainment, food, and housing, according to Market Watch.

Our Market Opportunity
Existing Commercial Market
The total U.S. market for pet spending was $95 billion in 2019, including pet food, veterinary services, pet supplies, and non-medical services, according to Packaged Facts. Due to impacts from COVID-19 and the related restrictions on travel and activities, Packaged Facts estimates a reduction in the market in 2020 to approximately $79 billion, Packaged Facts then estimates growth at a compound annual growth rate, or CAGR, of 9.2% through 2024 to reach approximately $111 billion.
Within this market, every category except for non-medical services is highly penetrated online, with relatively few category players. In contrast, the non-medical pet services category is highly fragmented and largely offline. This category includes overnight care, daytime services, and grooming, with overnight care comprising the largest portion of the category. The non-medical pet services market is estimated to have reached $10.3 billion in 2019, and is expected to be the fastest-growing segment of the pet industry from 2020 to 2024, with an estimated CAGR of 18.6% according to Packaged Facts.
Pet Services Market Opportunity
We believe the existing commercial market for pet care is limited because of the challenges of traditional pet care service offerings. Based on surveys we have conducted, typically 67% of new customers to Rover report that they have never purchased pet care before. Customers report that they have previously relied on friends, family, and neighbors for pet care services because of dissatisfaction with their commercial options. We believe that this latent demand represents an enormous expansion opportunity for the pet services industry as whole. We estimate the total addressable market in the United Stated today to be approximately $79 billion, including approximately $69 billion in overnight services and $10 billion in daytime services.
Overnight Services
The table below details our calculation of the overnight services opportunity in the United States. According to the APPA, 67% of U.S. households, or 85 million households, had pets in 2020. To estimate trip nights per household, we take the Euromonitor estimate of 1.4 billion overnight trips with 2.4 people per household in 2019, from which we get 2.5 nights per domestic trip and 5.0 nights per international trip, for 3.9 billion total trip nights, which we calculate to be 11.4 total trip nights per household. The result is 964 million total addressable nights.
There were 97 million dogs and 76 million cats in U.S. households as of 2020, according to APPA, for a total of 173 million pets, an average of 2.0 per pet household. Based on our average nightly rate of approximately $35 per pet, this results in a total overnight market opportunity of $68.8 billion. This is more than 20x the size of the current commercial market for overnight pet services. Over the next ten years, with the growth of travel nights based on Euromonitor estimates, and our estimate of the increase in pet households, we calculate that the market could grow to $100.2 billion.

Daytime Services
The table below details our calculation of the daytime services opportunity in the United States. There were 97 million dogs in pet households in 2020 according to APPA, and we estimate that figure can grow to 115 million over the next ten years. We estimate the number of services per year for dog grooming and walks and the percentage of pet households addressable for these services. Based on our historical average rate of $50 per groom and our average rate of $20 per walk, we estimate a total daytime market opportunity of $9.8 billion, with $5.8 billion from grooming services and $4.0 billion from walking services. This nearly $10 billion total addressable market is more than two times the size of the current commercial market for daytime pet services. Over the next ten years, with our estimate of the increase in pet households and addressable grooming households, we calculate that the market could grow to $13.4 billion per year. We believe opportunities in dog daycare and drop-in visits to be incremental to this market opportunity, as well as daytime service opportunities for cats.
In total, we estimate a $79 billion market opportunity today growing to $113 billion in the next ten years. Additionally, we estimate that this increases by approximately 30% when including the Canadian, United Kingdom, and Western European markets where we currently operate.
Overview of the Pet Services Market
Existing Options for Pet Parents
For the millions of pet parents with travel plans or busy schedules, existing care options are fraught with disadvantages, especially for parents who have concerns that their pet will not receive enough personalized and loving care.
•Family, Friends, and Neighbors. Most pet parents rely on short-term favors to care for their pets, but these arrangements can cause social guilt and require return favors. Pet parents choose friends, family, and neighbors so that their pet has a familiar experience. However, because the service is a favor, and not for pay, pet parents may feel unable to either specify or insist on particular levels of care. Friends, family, and neighbors often lack the experience to provide specialized care, and are not incentivized to provide reliable communication or deliver on specific pet care needs. Further, although these favors often occur with little or no direct cash transfer, once the costs of thank-you gifts and social capital are taken into account, many pet parents consider this approach to care to be anything but ‘free.’
•Local Independent Providers. Local mom and pop shops and independent professionals often operate at small scale with little to no online presence, primarily relying on word of mouth and marketing solutions such as flyers and local ads. As a pet parent, it is difficult to know where to find reliable information, who to call, and who to trust in the absence of consistent background checks, reviews, insurance, and other safeguards.
•Large Commercial Providers. Large commercial providers, such as kennels and daycares, cannot meet the individual needs of pet parents. First, they are often expensive. Second, many pets are not compatible with the crowded nature of large providers. Finally, pet parents may not feel comfortable with the quality of care their pets may receive from a commercial provider.

•Online Aggregators. Pet parents can also access general purpose online aggregators and directories, such as Craigslist, Nextdoor, or Yelp, to find pet care providers. However, pet parents may lack trust in these directories, or find it difficult to find an available and appropriate pet care provider. Providers they do find may not have verified reviews, have background checks, provide reliable updates, or provide other trust and safety features the pet parents desire.
What Pet Parents Want
We founded Rover because we believed a platform like ours could better address pet parents’ basic pet care needs—and that doing so represented an enormous business opportunity. As busy pet parents, we were ourselves familiar with the specific balance of quality, ease of use, and affordability that, if brought to market, could delight pet parents everywhere. In short, pet parents want:
•An environment where their pet feels happy and stress-free. Above all, pet parents care about how their pets feel when they are away. Pet parents want regular reassurance that their pets feel as comfortable, loved, and engaged as they would be at home. While some commercial providers try to address this need with innovations like pet webcams, pet parents often desire better confirmation that their pet is receiving loving care.
•Confidence and reassurance that their pets are receiving excellent, personalized care. Pet parents want the ability to carefully choose a provider and to confirm that their pets’ care is personalized to their unique needs and expectations. They also want to know that there are resources in place to effectively handle any problems that may arise while they are away from their pets.
•Technology-enabled ease of access and management. Pet parents expect to be able to use their mobile devices or computers to find available providers who will meet their pet’s needs. They want to effortlessly contact and communicate, book and pay for a service, and stay connected with both their pet and their pet care provider so they can feel confident their pet is being loved and is safe and happy in their absence.
•Care that suits their budget and their lifestyle. While many pet parents may find commercial solutions too expensive, they also live full lives and are willing to pay the right price for the right care. For other parents whose pets often have specific needs or requirements, cost is not a barrier in exchange for trusted and loving care.
Why Pet Parents Love Rover and Repeatedly Book
When a pet parent encounters Rover for the first time, they immediately know that we understand them. As pet parents new to Rover move through their first experience of browsing, booking, and managing care on our platform, our goal is to earn their trust and delight them by anticipating and addressing their unique needs. We aim to establish Rover as an extension of and improvement upon the pet care provided by friends and family: a loving, trustworthy, reliable option that becomes their go-to solution. Our success is reflected in the loyalty of our customers—for the year ended December 31, 2021, 81% of our bookings were repeat bookings.
•Personalized care for each unique pet. The first thing we present to pet parents is a wide variety of neighborhood pet care providers. Our platform empowers parents to choose providers based on availability, location, price, reviews, as well as more specialized options including type of home, access to yard, and the presence of children or other pets. Parents can find providers that will allow their pets on their furniture or will let them sleep on the bed. We also prompt pet parents to share details about their pets’ preferences, behavior, feeding habits, and lovable quirks to empower care providers to cater their care to each pet. We allow parents to recreate the familiar experience of loving care provided by friends, family and neighbors, but improve upon it by providing the tools to specify exact care standards, routines, communication, and environments so they can be confident their pet will thrive when they’re away.
•Care provider trust as a foundation. Pet parents see that providers on Rover share detailed profiles and personal information about themselves in order to build trust. Every provider has passed a third-party background check to offer peace of mind to pet parents. They include their names, pictures, and a description of their pet care experience and offerings, along with data on the number of repeat customers, verified customer reviews, and photos from previous stays. We also encourage pet care providers, pets, and pet parents to get to know each other before booking and mutually confirm that it’s a good match, through the use of “Meet & Greets.”
•Higher quality service at any price point. Pet parents find that pet care providers typically offer better quality service than traditional commercial offerings, at more affordable prices. For example, pet care providers on Rover’s platform charged an average cost per night per pet for boarding in the United States of approximately $40 in 2021, on the lower end of the national range of $29 to $80 per night at dog kennels in 2021 according to Homeguide.com. However, for pet parents seeking luxury experiences or specialized care for their pet, including pet massages, home-cooked food, or training, those services are available on Rover as well.
•Easy booking process. Pet parents have a simple and intuitive overall experience of finding, booking, and paying a pet care provider. Contacting a pet care provider through Rover us is as easy as a few keystrokes or taps on a phone, and most pet care providers respond in order to confirm the service within about three hours. Their personal and account information is secured, payments are cashless, and all credit card details are encrypted.
•Verifiability of quality and peace of mind. Once a booking is in process, pet parents typically receive pictures and videos of their pet through our app or online. To date, 140 million photos have been shared on our platform, or roughly an average of 5.6 photos per booking. Providers can also map their dog walks and share information with pet parents. In fact, providers reported 11.5 million pees and poops, and 2.4 million miles walked while caring for pets in 2019. In the year ended December 31, 2021, providers reported over 11.9 million pees and poops, and 3.0 million miles walked while caring for pets. Beyond the burst of joy that comes with seeing their pet’s smiling face while they’re away, this provides pet parents with peace of mind.
•Rover’s commitment to safety. Finally, pet parents see that trust and safety are at the heart of what we do. On top of our 24/7 support, we set clear community guidelines and provide features to facilitate safe, informed, and positive experiences for the people and pets in our community. In the rare instance that something goes wrong during a booking, the Rover Guarantee program covers members of our community up to a specified amount for costs arising from certain injuries or damages that occur during a service booked and paid through Rover. Our dedicated and in-house Trust & Safety team is equipped to offer steady, reliable, empathetic service to pet parents and pet care providers alike should any questions arise.
What Pet Care Providers Want
Our success is built on the foundation of passionate and dedicated pet care providers who have chosen to provide their services through Rover. Over the years, we have gotten to know the hundreds of thousands of care providers on the Rover platform, and understand what they want:
•Flexibility and empowerment. Pet care providers want to offer their services on their own terms. Some providers who use Rover have a separate job, are retired, or work at home and are looking for a “side hustle,” while others are looking to build a pet care business that can grow and scale to a full-time commitment. Our pet care providers tend to be younger when compared to the average pet owner based on a survey conducted by APPA.
•The love of pets in their lives. Pet care providers are driven by a shared love of pets. Passion for the playful energy and sweet companionship of a pet is a prerequisite. As one pet care provider shared in a November 2020 survey, they offer their services on Rover “to experience having a pet because I don’t have time for one—and for the extra money.” It’s a common refrain among our provider community: offering pet care is more than a way to make money. We are consistently struck by their passion for pets and providing excellent care.
•Meaningful earnings that suit their schedules. Some pet care providers seek to make thousands of dollars per year, while others are satisfied with a few stays per year. Whatever level they choose, satisfaction in providing care is directly tied to their ability to maximize time with pets, and minimize time on logistics, marketing, and other administrative duties. Our platform offers tipping and daily pricing services to help our care providers increase their earnings potential.
Why Pet Care Providers are Attracted to Rover and Stay on Our Platform
Similar to pet parents, when prospective pet care providers encounter Rover for the first time, we aim to anticipate and address many of their needs in advance in a way that they notice immediately. For the year ended December 31, 2021, 68% of our bookings were with pet care providers who had received bookings on our platform in 2020, as we saw an influx of new providers join our platform and receive bookings in 2021.

•Easy access to nearby demand from pet parents. The first thing that we want prospective providers to notice is that other providers in their neighborhoods have amassed dozens, if not hundreds, of reviews and repeat bookings. By browsing the profiles, reading the provider reviews, and observing stay photos, they can quickly get a sense for the experience of offering services through Rover. And by observing the clear, straightforward profiles of the most successful providers in their areas, potential pet care providers can easily appreciate the effort that is required to establish a presence on the platform.
•Simple listing setup with an emphasis on trust. Pet care providers who establish a presence on Rover discover that, while the process itself is straightforward, it’s in everyone’s best interest for them to build trust and transparency with pet parents. Specifically, pet care providers are required to pass a background check in the United States and Canada or identity verification in the United Kingdom and Europe, and disclose pertinent details about themselves and their residences that are reviewed by Rover specialists. They are encouraged to reach out to members of their community for testimonials about their trustworthiness and experience in pet care that are then made available to pet parents. These measures reassure pet care providers that they are joining a platform that will represent them as trustworthy and reliable.
•Flexible, straightforward booking management tools. Our platform offers tools that allow pet care providers to manage bookings, retain information about the pet parents and pets they have booked, and safely communicate (including through their anonymized Rover number) to share photos, videos, and GPS mapping. They can receive secure and convenient online payments, including tips, set their availability with our calendar feature, and only book care that’s a fit for their preferences and schedule—and they can do all this through a single app or via the Rover website.
•24/7 support, for problems big and small. If something goes wrong during a booking, pet care providers have the support of our customer service and Trust & Safety teams as well as the Rover pet care community in helping to resolve issues. For example, Rover customer service can connect pet care providers to a third-party veterinary telemedicine service to help them assess the situation if a pet under their care becomes ill. Further, the Rover Guarantee program provides peace of mind for pet care providers as well as pet parents.
Our Marketplace Creation Strategy
To create this new market for pet services, which requires both local network effects and platform network effects, we have developed a local marketplace and brand strategy. In particular, by providing excellent customer satisfaction, with 97% 5-star reviews, we drive word of mouth growth in a local marketplace. This drives our brand in combination with efforts such as content marketing and our leading blog for pet lovers.
•New pet parents and pet care providers join Rover organically. Pet parents and pet care providers from neighborhoods covering 96% of the United States population have signed up with Rover. In the year ended December 31, 2021, 43% of new pet parents came to us through word-of-mouth—50% in our largest U.S. markets. We also complement word-of-mouth momentum with content to drive awareness of Rover with more pet lovers. We created The Dog People, our blog, in 2014, and have scaled it to nearly seven million monthly unique visitors as of December 31, 2021, one of the largest pet blogs in the world.
•Our matching algorithm increases customer satisfaction, growing the marketplace. Unlike marketplaces that invest primarily in acquisition marketing to create a flywheel of growing demand and supply, Rover’s matching algorithm is the key to our marketplace creation strategy. Facilitating great matches between pet, parent, and provider is the most important thing we do. Rover engineers, data scientists, and statisticians develop, maintain, and update our algorithms. We use reviews, proximity, browsing, contact, and booking data to predict which pet care providers are most likely to be great matches when pet parents search for providers in our marketplace. The stages of our matching algorithm are:
◦More bookings lead to more data. With more bookings we increase the density and diversity of our marketplace, adding to our data science asset and improving our ability to facilitate better matches through machine learning.
◦More data leads to better matches. As activity on our platform grows, we build better data density in a geography over time. More density leads to better matches. As the density of providers increases in a given geography the likelihood of finding the best provider in close proximity to match the nuanced needs of our pet parents increases. We monitor over a hundred attributes of a booking, including proximity, response time, and likelihood to rebook.

◦Better matches lead to more bookings. Our proprietary Rover algorithm learns to present pet care providers who are most likely to match for a booking, and who have quick response times, increasing the likelihood that a search turns into a booking.
•Repeat bookings increase, driving brand awareness and word of mouth attraction of more pet parents and pet care providers. As pets and parents have better experiences on Rover, they are increasingly more likely to rebook services. Increases in loyalty from pet parents also increases word of mouth marketing to other pet parents, who then join the platform. These pet parents in turn create even more information that Rover can use to make the experiences of other pets, parents, and pet care providers even better in the future, creating a virtuous cycle. Our brand sits at the nexus of trust and love, and our brand strategy is to earn our place in pet parents’ “circle of trust” for pet care. We do this by establishing Rover as an extension and improvement upon pet care provided by friends and family: a loving, trustworthy, reliable option that becomes the go-to solution.
In these ways, improvements in our matching algorithm have compounding, accelerating effects on the ability of our marketplace to scale, and to leverage our scale into faster scaling, as seen in the figure below.
We complement our organic growth with paid customer acquisition. Our algorithm improves paid marketing efficiency as a local marketplace grows. Once our matching algorithms have enough data to increase our conversion rate and rebooking rate in a market, we accelerate investment in paid customer acquisition. In the twelve months ended December 31, 2019, 46% of new bookings came from paid channels, while in the twelve months ended December 31, 2021, 38% of new bookings came from paid channels. We use predictive analytics to invest in marketing and target a one to two quarter payback period, inclusive of variable costs. Because of our matching algorithm, we can acquire customers more efficiently than competing platforms with lower conversion rates.
Competitive Strengths
As we grow our online pet care marketplace, our competitive strengths relative to other online platforms include:
•Largest number of high-quality pet care providers. Pet care providers are attracted to the Rover platform. As pet parents conduct more transactions on the platform, they create additional bookings for pet care providers. Additional bookings enable care providers to make more money and to manage their listings so that the matches they receive are even more targeted to their own preferences without sacrificing earnings. For example, a pet care provider who desires to book only with Havanese dogs may find herself able to do that over time as she amasses sufficient reviews and repeat customers, and as the Havanese bookings increase. This ability to precisely satisfy the unique preferences of pet care providers is very difficult to replicate and translates to enormous provider satisfaction and advocacy. Pet care providers come to our platform organically and stay with it. For example, we find that 70% of our providers receive three or more bookings in their first 12 months on the platform. For those in this group, when comparing year 2 revenue to year 1 repeat revenue, providers experience above 90% revenue retention. In subsequent years, we see revenue retention increase.
•Rover algorithm and data scale to make better matches. The scale and breadth of Rover’s pet care provider network, coupled with the evolution of our algorithm, enables us to continuously improve matches on our platform. Instead of just investing in marketing to grow our marketplace, we have focused on matching the needs and preferences of each individual pet parent to the best pet care provider. As a result, pet parents who were first-time users of Rover during the three months ended December 31, 2021 were over two times more likely to find and book with a pet care provider than first-time users in 2012.
•Multiple network effects. According to publicly available gross booking data, we are the leading marketplace for pet services in the United States, Canada and Europe; GBV on Rover was approximately 11x the size of the next closest online marketplace for pet care for the year ended December 31, 2021, up from approximately 7x for the year ended December 31, 2020, based on that marketplace’s publicly available gross booking data. With our leading scale, we can offer pet parents and pet care providers the benefits of density and diversity in a local marketplace. Pet parents searching for care on Rover can often find providers who live in their neighborhoods, or even—in the case of people in large cities—in their own apartment buildings. They can also find pet care providers who have both a broad diversity of environment, offerings, availability, capabilities, and price points to meet the unique needs of their pets. Many of these providers will also have dozens, if not hundreds, of reviews and repeat customers. This combination of density, diversity, and quality results in better matches and more positive experiences on our marketplace.
•Strong pet parent loyalty and word-of-mouth growth. In 2021, 1.3 million unique pet parents had a booking on our platform. We define pet parent cohorts by the month/period in which pet parents first booked on our platform. Of our January 2021 cohort, 63% of new pet parents on Rover rebooked within the first 12 months. Our continuous excellence in facilitating initial matches between pet, parent, and provider translates directly into advantages in our ability to retain pet parents and match them with providers who offer other types of services as well. For example, a new pet parent who books a drop-in visit as a first service on Rover may translate her delight into trials of doggy day care, or dog walking. The number of bookings per repeat customer has grown from 3.7 in year 1 for our January 2013 cohort, to 7.3 in year 1 for our January 2021 cohort.
•Top Tier trust and safety support designed for pet care. Our platform provides trust and safety support to both pet parents and providers by carefully selecting the trust and safety agents that assist parents and providers with everything from emergency vet visits to questions about pet behavior. Rover has spent the last eight years evolving the practice of supporting parents and providers via phone and email.
Growth Strategies
We aim to build a global brand that stands for excellence in pet care through the pursuit of the following strategies. These individual vectors accelerate each other by driving the entire marketplace with additional cross-sell opportunities and brand and data synergies.
•Attract and delight customers in existing geographies and within existing services. We believe that considerable growth remains within our existing service offerings and geographies. Our cumulative customer volumes represent a tiny fraction of this potential. From inception through December 31, 2021, over three million unique pet parents had booked a service on Rover, which represents approximately 2.5% of the estimated 125 million pet households in the United States, Canada and Western Europe. By continuing to enhance our platform, we make it fast and easy to find a trusted pet care provider in your neighborhood.
•Expand service offerings and pets covered. We plan to introduce additional service offerings in the Rover marketplace, further delighting pets, parents, and providers and driving significant revenue growth. For example, in late 2015 we introduced dog walking, drop-in visits, and doggy day care as complements to dog boarding and house sitting. In the year ended December 31, 2021, those services had expanded to 31% of total GBV.

We launched Rover with pet services for dogs and found that pet lovers use Rover to arrange care for animals of all types. In 2018, we modified our applications to better support cats on the platform. Over time we expect to enhance our cat offering and expand offerings to more types of pets. We will continue to add offerings to delight pet care providers and pet parents.
•Increase international coverage. We aim to serve pet parents and pet care providers around the world. In the near term, our focus is to complete our European footprint. While we believe that our current footprint represents the most opportunity in Western Europe, we also believe that Belgium, Ireland, Austria, Switzerland, Denmark, and Poland are attractive markets that could offer meaningful expansion to our existing European opportunity. We plan to expand organically, and continue to evaluate acquisitions to supplement our organic growth and operating leverage. Over the longer term, we may expand into additional attractive geographies.
•Grow advertising and retail offerings. We plan to leverage our brand to expand revenue from non-service offerings. We offer The Dog People blog and Rover Store to make life easier and more joyful for pet parents and pet care providers. As part of our publishing platform, Rover pet care experts and writers craft customer-centric product reviews, recommendations, and information, which have become a trusted source on all things pet-related. Over time, we entered into affiliate relationships with select retail partners to monetize our content operation. Our second initiative to leverage our brand to make life easier for pet parents is the Rover Store, which offers products that strengthen bonds between people and the pets in their lives. The Rover Store celebrates unique human-pet relationships with curated and high-quality third-party merchandise alongside bespoke Rover-branded merchandise and materials for care providers to grow their pet care businesses on Rover.
•Expand strategic partnerships. We believe that, over time, we can extend the value of Rover with strategic partnerships in the pet industry and others, including travel, hospitality, and omni-channel retail. We anticipate that many of these partnerships will be structured as affiliate relationships in which the partner introduces Rover to their customer base, and in turn receives a referral commission for completed bookings. These mutually beneficial partnerships can enable efficient growth by connecting Rover to new audiences of highly-qualified prospective customers: pet parents interested in travel, leading busy lives, and actively shopping for products they and their pets will love. By introducing Rover to these audiences through brands such audiences know and trust, we can target our awareness-building efforts and connect more pet parents with quality, local pet care providers.

Our Services

The figure below describes the services offered on our marketplace, with GBV and average price based on 2021 results. To find a pet care provider, following contact on our app, pet parents often arrange a Meet and Greet with the pet care provider. Once the service begins, pet parents can receive regular photos and updates from the pet care provider. Following the service, pet parents can review the pet care providers. Often, new pet parents come to our platform ahead of a planned trip, and once they experience Rover, they expand to daytime services as well. We introduced recurring bookings for daytime services in 2019 to allow pet parents and pet care providers to set a regular schedule for their services.

A Foundation of Trust and Safety
Rover was founded in reverence for the unique bond between each pet and parent, so no pet, parent, care provider, or safety incident is a mere statistic. Building safety into every booking is foundational at Rover, and we are committed to promoting safe stays. In the rare instance something doesn’t go as planned, we’ve built an experienced team to assist pet parents and care providers alike. We have built safety features into our platform which we believe, taken together, are unparalleled in comparison to other pet care options. This is made possible by a number of investments we have made to bring peace of mind to pet parents.

•Watchlist and background checks. All new pet care providers on our platform in the United States and Canada pass third-party background checks in order to offer their services on Rover. In the United States, pet care providers are checked against national criminal offense databases, sex offender registries, and certain regulatory, terrorist, and sanctions watchlists, and we’ve also moved to enhanced background checks, which is more comprehensive and includes county level verification. In the United Kingdom and Europe, we use a third-party to conduct an identity verification on all pet care providers. All pet care provider profiles are also subject to review and approval by our team of pet care provider specialists.
•Community standards. We move quickly to correct behaviors that are not consistent with our community guidelines. We regularly remove both pet parents and pet care providers from our platform if they behave in ways that violate our community guidelines. In doing so, we aim to preserve the integrity of our platform and keep Rover safe for pets, parents, and providers.
•Detailed pet care provider profile. All pet care providers on our platform provide a detailed profile and personal information such as name, profile picture, personal address, and pet care experience, among other information. This information, along with data on the number of repeat customers and verified customer reviews, provides additional trust for pet parents.
•Personal information privacy. Pet parents and pet care providers can meet and communicate through the Rover platform without sharing their personal information with each other until they schedule a booking or decide to share personal information via Rover messaging.
•Customer reviews. After a booking is complete, pet care providers can write reviews of the pets and respond publicly to the pet parents’ review of themselves. From inception through December 31, 2021, our pet parents and pet care providers had written more than 4.9 million cumulative reviews, and 97% of our reviewed bookings had a 5-star rating.

•Support. As a commitment to quality experience and peace of mind for our pet care providers and parents, our support line is available 24 hours a day, seven days a week in the United States and Canada, 9:00 am to 6:00 pm in the United Kingdom, and 10:00 am to 7:00 pm in Europe. Pet care providers also have access to advice from qualified veterinary professionals in case of emergencies. In the unfortunate event that a pet care provider needs to cancel at the last minute, our Reservation Protection means our customer service team will help the pet parent find someone new on the Rover platform who’ll offer great care for their pet.
Our People and Culture
Amazing people come to work at Rover because they hear about our culture. Our leadership team is committed to building and sustaining a culture that challenges people to be the best contributors to the business that they can be, but also welcomes and values them as human beings with everyday struggles that show up in the workplace. As a result, we have built a team of results-oriented and data-first professionals who are also collegial, personable, and genuinely nice to be around.
Our approach for building culture is explicit. “Culture” can be defined as “the quality in a person or society that arises from a concern for what is regarded as excellent.” We subscribe strongly to this idea and, as a company, have established those ideas that are excellent in the form of our company values. These values are not simply words on paper; they are statements that we take seriously and that we reinforce regularly during our interview process, in our employee review and development process, in our consideration of internal promotions, and in regular company presentations. These values are tied directly to specific, unique-to-Rover behaviors that we encourage, and others that we do not. They are worth stating here in their entirety:
•Commitment to our community. We do our very best, every day, to serve the needs of pet care providers, parents, and their pets, so they feel a part of our community. Their safety and well-being are top priority.
•No office politics. We lean into the hard stuff, own our decisions, and prioritize business goals over short-term career interests. We have respect for transparency and reverence for vulnerability, and we tell it how it is—including about ourselves.
•Intentional balance of pace and precision. We rely on data and analysis to drive decisions, and we’re deliberate about balancing speed with the risk of error. And when it’s time to go fast, we move. We’re not intimidated by failure, accepting occasional errors of action as evidence of momentum.
•Focus on impact. We don’t waste time and we don’t waste money. We value results, not just insights or effort.
•Discipline in the way we debate. We get the right people involved in key conversations. When we spot a problem, we propose a solution. We believe that the best business outcomes come from a diverse set of perspectives. And when the decision parent makes a call, we lock arms to support its success.
•Devotion to each other as people. We’re driven by seeing our people succeed and grow. Families and life events come first, and we make space for fun and celebration. We’re committed to building a culture of inclusivity and diversity and ensuring everyone contributes to their fullest potential.
•Relentless pursuit of inspiring outcomes. We’re determined to do our jobs better than they’ve ever been done, and we inspire each other by pushing past our own perceived limitations—with the full knowledge that doing so will be uncomfortable.
Development and Technology Infrastructure
Our technology vision is to build and deliver secure, flexible, scalable systems, tools, and products that exceed our customers’ expectations, accelerate growth, and improve productivity. Our guiding principle is to aim for a technology architecture that is modularized along natural domain boundaries emerging from how our business works.
We built our marketplace to constantly improve in its ability to match unique pets with unique pet care providers as the business scaled. Our proprietary core booking funnel platform connects to the frontend customer web and mobile clients, as well as to our support operations team and our data science platform. We collect and secure information generated from customer activity and use machine learning to continuously improve our matching algorithm. We have a common platform that allows us to seamlessly internationalize our product, integrate images and videos, use experiments to optimize customer experience and test product improvements in real time, monitor our site reliability, and rapidly respond to incidents. Finally, our core booking funnel platform connects to leading third party vendors for communications, payment processing, IT operations management, as well as background checks.
We have a research and development culture that rapidly and consistently delivers high-quality products and enhancements to the performance, functionality, and usability of our platform. As of December 31, 2021, we have assembled a team of 119 highly skilled technical leaders, engineers, designers, and computer and data scientists whose expertise spans a broad range of technical areas. We organize our team with product development, platform engineering, data engineering and analytics, cloud engineering solutions, and information security. We focus on customer experience, quality, consistency, reliability, and efficiency when developing our software. Our offerings are mobile-first and operating system-agnostic. We follow agile methodology, frequently update our software products and have a regular software release schedule. Our products and systems are built on secure and scalable technology platforms and services that enable us to deliver customer-centric products and services on infrastructures that manage peaks in demand.
We have a commercial agreement with AWS for cloud services to help deliver and host our platform. As a result of this relationship, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. See “Risk Factors—We primarily rely on Amazon Web Services to deliver our services to users on our platform and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition and operating results.”
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Full disk snapshots of the database are performed daily, and databases can be restored to any point in time within the retention period using our database services’ point-in-time recovery features. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region. We are also investing in iterating and continuously improving our data privacy, data protection, and security foundations and continually implement, review, and update our related policies and practices.
Operations and Support
Our operations and support team assists pet parents and pet service providers with items such as changes to existing bookings, questions concerning completion of a booking, addressing safety issues such as illness or other complications, and the initial quality review of pet service provider profiles. We are proud of our success in providing excellent support to both pet parents and providers. In the United States and Canada, our support team offers 24/7 assistance in both French and English. We rely on a network of third-party partners to handle most of our customer service-related inbound requests, while more sensitive issues are handled by our employee teams located in Seattle and Spokane.
In Europe, all of our service-related contacts, both voice and email, are handled by employees located in Barcelona. These agents are trained to handle both routine and escalated contacts. We offer local language support for all the countries in which we operate, with the hours of operation for this support varying by language.
Marketing
Our marketing strategy primarily consists of acquisition marketing, brand marketing, and our blog, The Dog People.
We manage our digital demand acquisition marketing at a local level. In the earlier stages of maturity within a specific geography, we use acquisition marketing to complement organic growth and increase information for our algorithm. As a specific geographic marketplace matures, we see the proportion of new bookings driven by word-of-mouth increase. Once a marketplace is more mature, we accelerate acquisition marketing with a faster payback period and higher expected lifetime value for a new pet parent. Marketing spend, inclusive of headcount, represented 18% of GBV in 2018, 11% in 2019, 7% in 2020, and 4% in 2021 for the years ended December 31.
In response to the COVD-19 pandemic, we modified our approach to marketing in light of the depressed demand and increasing cancellation rates. As travel restrictions eased and market conditions began to improve in 2021, we increased our paid marketing acquisition, and as a result drove strong new customer bookings for the year. During the third and fourth quarters of 2021, we saw depressed demand due to the Delta and Omicron variants of COVID-19, which adversely impacted marketing efficiency for those periods. For additional information regarding the impact of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.”

Our brand marketing strategy consists primarily of word of mouth, social media, our The Dog People blog, public relations, and up-funnel media buys that fit within our marketing payback guidelines. Our brand strategy is to earn a place in pet parents’ “circle of trust” for pet care. We do this by establishing Rover as an extension of, and improvement upon, the pet care provided by friends and family: a loving, trustworthy, reliable option that becomes the go-to solution.
We created The Dog People blog in 2014 and have scaled it to nearly seven million monthly unique visitors in 2021, making it one of the largest pet blogs in the world. In addition to driving awareness of Rover to prospective customers, The Dog People helps us to constantly reinforce our brand with pet parents and pet care providers who are currently on the platform. Historically, our content has focused on helpful, instructional articles designed to make it easier for people to have pets in their lives and spotlighting relevant stories that celebrate the joy of pets.
Employees
As of December 31, 2021, we had 372 employees worldwide, including 119 in product development, 35 in marketing, 148 in operations and support, and 70 in general and administrative. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages.
When not working from home due to a global health pandemic, our employees work in a collaborative, fun, and engaging environment with our four-legged friends in our Seattle headquarters, as well as our regional offices in Barcelona and Spokane. We’ve recently commenced hiring for a possible second operations center in San Antonio, Texas.
Because of the devastating impact of the COVID-19 pandemic, we made the difficult decision to reduce our workforce by approximately 200 employees in the first half of 2020. For impacted employees, in addition to severance, we extended health benefits for six months and offered a longer exercise window for stock options. To support our teams during that difficult time, our management team focused on being intentional about how we communicate, providing context for our decisions, and acknowledging the ongoing human impact of the pandemic and the reduction in force to our employees.
Competition
Our customers consist of pet parents and pet care providers, and we compete to attract and retain both pet parents and pet care providers on the basis of brand appeal, commitment to safety, customer service, and the usefulness and convenience of our platform. We also compete, with respect to pet parents, on quality, affordability and variety of offerings, and, with respect to pet service providers, on the ability to generate income.
The markets in which we operate are highly fragmented. We face multiple competitors across different categories, and our competitors vary in both size and breadth of services. We expect competition to continue, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into the market, some of which may become significant competitors in the future. Our main competitors include:
•Friends, family, and neighbors. Our largest competitive dynamic remains the people to whom pet parents go for pet care within their personal networks.
•Local independent operators. Local mom and pop shops and independent professionals often operate at small scale with little to no online presence, primarily relying on word of mouth and marketing solutions such as flyers and local ads. As a pet parent, it is difficult to know where to find reliable information, who to call, and who to trust.
•Large commercial providers. Large commercial providers, such as kennels and daycares, often struggle to meet the individual needs of pet parents and their pets. Such providers can be expensive, and their facilities are often crowded, inducing stress in some pets and leading pet parents to question the quality of care their pets receive.
•Online aggregators and directories. Pet parents can also access general purpose online aggregators and directories, such as Craigslist, Nextdoor, or Yelp, to find pet care providers. However, pet parents may lack trust in these directories, or find it difficult to find an available and appropriate pet care provider.
•Other digital marketplaces. We compete with services such as Wag, the next largest online marketplace for pet care, and the pet care offering on Care.com in the United States, and small operators such as Gudog in Europe and Pawshake in Europe and Canada. We differentiate ourselves with our pure play and scaled offering.

We believe that we compete effectively against each of these competitors given our scale, brand, trust, service, convenience, data, quality of care, and affordability, and ability of care providers to generate income.
Seasonality
Our bookings are impacted by seasonal trends. We typically experience stronger bookings during the months of June, July, and August, and November and December, which in a typical year coincides with high travel demand related to summer vacation and holiday travel. This seasonality impacts bookings, GBV, revenue, marketing and service operations expenses. Bookings can also be impacted by the timing of holidays and other events.

Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property, assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.
We have an ongoing trademark and service mark registration program pursuant to which we register our key brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2021, we held nine registered trademarks in the United States and 19 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.rover.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged.
Data Privacy, Data Protection and Security
We are committed to earning and maintaining the trust of our customers and our employees, and as such, we place an emphasis on data privacy, data protection and security. Our privacy and information security program is designed and implemented, both within our internal systems and on our platform, in an effort to address the security and compliance requirements of personal or otherwise sensitive or confidential data related to pet parents, pet service providers, and our employees.
We have a dedicated team of professionals that focuses on technical measures such as application, network, and system security, as well as policy measures related to privacy compliance, internal training and education, and documented incident response protocols. We maintain a documented information security program that includes periodic scans designed to identify security vulnerabilities on our servers, workstations, network equipment, production environment, and applications, and provides for subsequent remediation of any discovered vulnerabilities according to severity. We also conduct regular penetration tests and remediate according to severity for any vulnerabilities found.
We encrypt sensitive and proprietary information, as well as the personal information of our customers and our employees, both in transit (using secure transport layer security cryptographic protocols) and at rest. We use multi-factor authentication, permissioning software, audit logs, and other security controls to control access to internal systems that contain personal or other confidential information.
We design and implement our platform, offerings, and policies with a goal of facilitating compliance with evolving privacy, data protection and data security laws and regulations and demonstrate respect for the privacy and data protection rights of our customers and employees. We publish our customer-related privacy practices on our website, and we maintain certain additional internal policies and practices relating to the collection, use, storage, and disclosure of personal information. We maintain a process for responding to requests made by law enforcement or government authorities for the personal information of our customers, and in connection with that process, we generally require a subpoena, court order or similar legal process prior to providing such personal information.

Publication of our privacy statement and other policies and notices regarding privacy, data protection and data security may subject us to investigation or enforcement actions by state and federal regulators if those statements, notices or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We also may be bound from time to time by contractual obligations related to privacy, data protection, or data security.
The laws and regulations to which we are subject relating to privacy, data protection, and data security, as well as their interpretation and enforcement, are evolving and we expect them to continue to change over time. For example, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide specified disclosures to California consumers, and affords such consumers abilities to opt out of certain sales of personal information. Additionally, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Guidance related to the CCPA and CPRA continues to evolve. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, which will take effect on January 1, 2023, and the Colorado Privacy Act, passed on June 8, 2021, will take effect on July 1, 2023. Both laws emulate the CCPA and the CPRA in many respects, but each law includes its own unique compliance requirements. Other privacy and data security laws and regulations to which we may be subject include, for example, the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU General Data Protection Regulation, the EU ePrivacy Directive, the Telephone Consumer Protection Act, and Section 5 of the Federal Trade Commission Act.

More generally, the various legal obligations that apply to us relating to privacy and data security may evolve in a manner that relates to our practices or the features of our mobile applications or website. We may need to take additional measures to comply with new and evolving legal obligations and to maintain and improve our information security posture in an effort to reduce information security incidents or avoid breaches affecting personal information or other sensitive or proprietary data. See “Risk Factors—Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.”
Government Regulation
We are subject to a wide variety of laws, regulations, and standards in the United States and foreign jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, pricing, whistleblowing and worker confidentiality obligations, animal and human health and safety, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, product liability, environmental protection, taxation, privacy, data protection, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, e-commerce, mobile application and website accessibility, money transmittal, and background checks. These laws, regulations, and standards are often complex and subject to varying interpretations, in many cases due to their lack of specificity or unclear applicability, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies, and could be interpreted by regulators and courts in ways that could materially adversely affect our business, results of operations, and financial condition. If we are unable to comply with these laws or regulations in a cost-effective manner, we may need to modify impacted services and our platform, which could require a substantial investment and loss of revenue, or cease providing the impacted service altogether. If we are found to have violated laws or regulations, we may be subject to significant fines, penalties, and other losses.
National, state and local governmental authorities have enacted or pursued, and may in the future enact and pursue, measures designed to regulate the “gig economy.” For example, in 2019, the California Assembly passed AB-5, codifying a narrow worker classification test known as the “ABC test,” which has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. We believe that pet care providers who use the Rover platform either satisfy the ABC test, fall within the referral agency exemption, or both.
In addition, other jurisdictions could adopt similar laws that do not include such carve outs and which, if applied to Rover’s platform, could adversely impact its availability in those jurisdictions and our business. See “Risk Factors—If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected.”

Other types of new laws and regulations, and changes to existing laws and regulations, continue to be adopted, implemented, and interpreted in response to our business and related technologies. For instance, state and local governments have in the past pursued, or may in the future pursue or enact, licensing, zoning or other regulation that impacts the ability of individuals to provide home-based pet care.
We proactively work with state and local governments and regulatory bodies to ensure that our platform is available broadly.

Where You Can Find More Information

We maintain a website at www.rover.com. We make available, free of charge, on our investor relations website at https://investors.rover.com under “Financials—SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC. Information contained on our website and investor relations website is not a part of or incorporated by reference into this Annual Report or any other document we file with the SEC, and the inclusion of our website and investor relations website addresses in this Annual Report is an inactive textual reference only.
We announce material information to the public about Rover, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our website (www.rover.com), and our investor relations website (https://investors.rover.com). We use these channels, as well as social media, including our Twitter account (@RoverDotCom), our LinkedIn account (https://www.linkedin.com/company/roverdotcom/), and our YouTube page (https://www.youtube.com/channel/UCAPW_dKc5hmvDEl8oYnJfdA), to communicate with investors and the public news and developments about Rover and other matters and in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourages investors, the media, and others interested in Rover to review the information we make public in these locations, as such information could be deemed to be material information. This list may be updated from time to time and reflects current updated channels as of the date of this Annual Report. The information we post through these channels is not a part of or incorporated by reference into this Annual Report or any other document we file with the SEC, and the inclusion of our website and investor relations website addresses, our LinkedIn and YouTube pages, and Twitter account is an inactive textual reference only.
Item 1A. Risk Factors.
You should consider carefully the following risks and uncertainties, together with the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 62 and our consolidated financial statements and related notes beginning on page 97, and in our other public filings in evaluating our business. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.

Governments have imposed various restrictions to limit the spread of COVID-19, including emergency declarations at the federal, state and local levels, school and business closings, quarantines, “shelter at home” orders, travel restrictions, limitations on social or public gatherings and other social distancing measures. These actions, pet owners and pet care providers being infected with COVID-19, and new habits such as increased reliance on online meeting tools rather than in-person meetings and business travel, have had and may continue to have a material adverse impact on our long-term business, operations and financial condition, and the demand for pet care.

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19, the development, severity and transmissibility of novel strains of the COVID-19 virus, such as the Delta and Omicron variants, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of local, national and international travel restrictions, impacts on travel or work behavior, any risk or perceived risk that pets may be a vector for COVID-19, the impact on capital and financial markets and on the United States and global economies and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we achieved record quarterly highs for new and repeat bookings during the third quarter of 2021 during the Delta wave and record high gross booking value, or GBV, during the fourth quarter of 2021, we continue to see demand adversely impacted as a result of each COVID wave or variant and cancellation rates that remain elevated compared to pre-pandemic levels. Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base is infected with COVID-19, and may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet service provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.

Most of our employees and many pet parents are still working remotely and these arrangements, especially if maintained over the long-term, could have a number of materially negative impacts on our business, including:
•reduced demand for daytime pet care services due to pet parents’ presence at home;
•lower customer satisfaction resulting from potential delays or slower than usual response times in support assistance to pet parents and pet service providers that use our platform;
•slower execution of our business plans and reduced productivity and availability of key personnel, other employees and third-party service providers that perform critical services;
•potential operational failures due to changes in our normal business practices;
•increased consumer privacy, information technology security and fraud risks; and
•impairment charges related to real property lease agreements if remote work arrangements become permanent.

We have incurred net losses in each year since inception and may not be able to achieve profitability.

As of December 31, 2021, we had an accumulated deficit of $320.3 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. We have begun to reinvest in our business, however, and have made significant investments related to improving market conditions and becoming a public company. Especially in light of the COVID-19 pandemic, we may not succeed in increasing revenue sufficiently to offset these higher expenses, which would adversely impact our ability to achieve profitability.

Our historic revenue growth rate has slowed over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020 revenue decreased 49% from 2019 due to the COVID-19 pandemic. Although 2021 revenue exceeded 2019 levels despite the continued adverse impacts of the COVID-19 pandemic on travel and demand for pet services, such growth may again reverse or slow due to novel strains of the COVID-19 virus, low vaccination rates, seasonal variations or negative impacts on travel due to increased fuel costs or geopolitical events related to the ongoing Russian invasion of Ukraine. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the frequency with which they seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in pet parent and pet care provider preferences or other risks described elsewhere in this Annual Report, will result in decreased revenue.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during 2021, we may experience declines in Adjusted EBITDA for as long as the COVID-19 pandemic continues to materially adversely impact our business. Other adverse developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

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

Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, classified advertisement websites, mobile “push” communications, search engine optimization and paid keyword search campaigns. During upticks in the COVID-19 pandemic, we managed marketing spend carefully, focusing expenses primarily in keyword search campaigns and testing. More recently, we are investing into the recovery with increased spending on social media and streaming video, with a careful eye toward measurable results. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

If we fail to retain existing pet care providers or attract new pet care providers, or if pet care providers fail to provide high-quality offerings, our business, operating results and financial condition would be materially adversely affected.

Our business depends on pet care providers maintaining their use of our platform and engaging in practices that encourage pet parents to book their services, including increasing the number of offerings that are available to book, providing timely responses to inquiries from pet parents, offering a variety of desirable and differentiated offerings at competitive prices that meet the expectations of pet parents, and offering exceptional services to pets and pet parents. These practices are outside of our direct control. If pet care providers do not establish or maintain enough availability, the number of bookings declines for a particular period, or pet care provider pricing is unattractive or insufficient, revenue will decline and our business, operating results and financial condition would be materially adversely affected.

Other factors that could adversely impact the availability of pet care providers and the number of offerings on our platform include:

•our inability to offer sufficient tools to assist them;
•our inability to attract large number of prospective pet parents to our platform.
•the COVID-19 pandemic;
•pet care providers choosing other third-party platforms over our platform;
•economic, social and political factors;
•perceptions of trust and safety on and off our platform;
•negative experiences with pets and pet parents, including pets who damage pet care provider property;
•our efforts or failure or perceived failure to comply with regulatory requirements;
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee program (which provides both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $1 million for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions thereunder);
•large numbers of pet parent cancellations;
•changes to income tax reporting requirements; and
•removal of pet care providers from our platform due to violation of our community standards or other factors we deem detrimental to our community.

If we are unable to attract and retain individual pet care providers in a cost-effective manner, or at all, our business, operating results and financial condition would be materially adversely affected.

Pet service providers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our pet care providers have chosen to cross-list their offerings on other platforms, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book with competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain pet parents reach out to our pet care providers (and vice versa) and incentivize them to book directly with them and bypass our platform, which reduces the use of our platform. Some pet service providers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns. In addition, pet care providers have in the past, and may continue to, attempt to or successfully source bookings from us and then complete the transaction off of our platform, and we cannot prevent this activity entirely. A change in our ability to attract providers to our platform, enable them to generate income and dissuade them from sourcing bookings off our platform could negatively impact our ability to provide sufficient offerings to attract and serve pet parents and, in turn, have a significant negative impact on our GBV, revenue and operating results.

If we fail to retain existing pet parents or add new pet parents, or if pet parents fail to receive high-quality offerings, our business, operating results and financial condition would be materially adversely affected.

Our success depends significantly on retaining existing pet parents and attracting new pet parents to use our platform, increasing the number of repeat bookings that pet parents make and attracting them to different types of service offerings on our platform. Pet parents have a range of options for meeting their pet care needs and may choose to arrange for pet care services with pet care providers outside of our platform. Our ability to attract and retain pet parents could be materially adversely affected by a number of factors, such as:

•pet care providers failing to provide differentiated, high-quality and adequately available pet services at competitive prices;
•the fees we charge to pet parents for use of the platform;
•taxes;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•the COVID-19 pandemic or other pandemics or health concerns;
•increased or continuing restrictions on travel and immigration;

•the impact of climate change on travel and seasonal destinations (such as fires, floods and other natural disasters);
•macroeconomic and other conditions outside of our control affecting travel or business activities generally;
•the performance of our matching algorithms;
•pet parents not receiving timely and adequate support from us;
•negative perceptions of the trust and safety of our platform;
•negative associations with, or reduced awareness of, our brand;
•declines and inefficiencies in our marketing efforts;
•our platform not being perceived as easy to navigate;
•pet parents experiencing an unsatisfactory sign-up, search, booking, or payment experience on our platform;
•any discontinuation of, or modification to, the Rover Guarantee program;
•our failure to provide a user experience in a manner that meets rapidly changing demand;
•our efforts or failure or perceived failure to comply with regulatory requirements; and
•our decision to remove pet parents from our platform for not adhering to our community standards or other factors we deem detrimental to our community.

The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition and operating results.

We use proprietary Rover matching algorithms in an effort to maximize customer satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet service providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively.

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

Demand for our platform is highly sensitive to a range of factors, including the prices that pet care providers set for their services, the level of potential earnings required to attract and retain pet care providers, and the fees we charge pet care providers and pet parents. Many factors, including operating costs, legal and regulatory requirements, constraints or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Existing or future competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain pet parents or pet care providers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the fees charged pet care providers and pet parents, or to increase marketing and other expenses to attract and retain pet parents and pet care providers in response to competitive pressures.

We have launched and may in the future launch new fee strategies or modify existing fee strategies, any of which may not ultimately be successful in attracting and retaining pet parents and pet care providers. Further, pet parents’ price sensitivity may vary by geographic location. In particular, our continued international expansion may require us to change our fee structure and to adjust to different cultural norms in different locales, which efforts may not be successful. While we attempt to set fees based on prior operating experience and pet parent and pet care provider feedback and engagement levels, our assessments may not be accurate. In addition, if the offerings on our platform change, then we may need to revise our fee structures.

Any decline or disruption in the travel and pet care services industries or economic downturn would materially adversely affect our business, results of operations and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet services industries. In addition to the impacts of COVID-19 as discussed elsewhere in this Annual Report, other events beyond our control can result in declines in travel or continued work-from-home mandates. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Because these events or concerns and the full impact of their effects are largely unpredictable, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which would materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions, such as the current downturn resulting from the COVID-19 pandemic or volatility due to geopolitical instability, such as the Russian invasion of Ukraine, have led or could lead to a general decrease in travel and spending on pet care services. Future downturns may materially adversely impact demand for our platform.

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

We plan to invest in new offerings that differentiate us from our competitors. For example, we introduced, then later deactivated, an on-demand dog walking offering and a grooming offering, and have increased investment in The Dog People, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

Our new offerings have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings, or that any of these offerings will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. It is also possible that offerings developed by others will render our offerings noncompetitive or obsolete. Even if we are successful in developing new offerings, regulatory authorities may subject us or our pet care providers and pet parents to new rules, taxes, or restrictions or more aggressively enforce existing rules, taxes, or restrictions, that could increase our expenses or prevent us from successfully commercializing these initiatives. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.

We rely on internet search engines to drive traffic to our platform to grow revenue and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results and financial condition.

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Any reduction in the number of pet care providers and pet parents directed to our platform could adversely affect our business, financial condition and operating results.

Further, we have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. A critical factor in attracting pet care providers and pet parents to our platform has been how prominently offerings are displayed in response to search queries for key search terms. The success of pet services logistics and our brand has at times led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. However, we may not be successful in our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, our business, operating results and financial condition could be materially adversely affected.

Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage our brand, thereby harming our ability to compete effectively and could materially adversely affect our business, operating results and financial condition.

Maintaining and enhancing our brand reputation is critical to our ability to attract pet care providers, pet parents and employees, to compete effectively, to preserve and deepen the engagement of our existing pet care providers, pet parents and employees, to maintain and improve our standing in the communities where our pet care providers operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. We are heavily dependent on the perceptions of pet care providers and pet parents who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company may harm our reputation, brand and local network effects and could potentially lead to increased regulatory or litigation exposure, including as a result of:

•complaints or negative publicity (media reports, social media posts, and blogs) about us, our platform, pet parents, pet care providers, our third-party background check provider, third-party verification provider, or our policies and guidelines;
•illegal, negligent, reckless, or otherwise inappropriate behavior by pet care providers, pet parents or third parties;
•injuries or other safety-related issues involving pets;
•actual or rumored incidents involving the safety or security of pets, pet care providers, pet parents, or other members of the public, including incidents that are mistakenly attributed to us and any resulting media coverage;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituents of our network become infected;
•fraudulent activity and transactions;
•cancellations by pet care providers;
•actual or perceived disruptions or defects in our platform, such as site outages, payment disruptions, privacy or data security breaches, other security incidents, or other actual or perceived incidents that may impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform;
•users’ lack of awareness of, or compliance with, our policies;
•changes to our platform policies that users or others perceive as overly restrictive, permissive, unclear, or inconsistent with our values or mission;
•an actual or perceived failure to comply with legal, tax and regulatory requirements;
•a failure, or perceived failure, to act responsibly in a number of areas, including animal welfare, safety, data security, privacy and data protection, diversity and non-discrimination, concerns relating to the “gig” economy, litigation and response to regulatory activity and local communities;
•our current and future business partners;
•our involvement with companies in which we may have minority investments;
•a failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate, untimely or unsatisfactory user support experiences or resolutions;
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

For example, as a result of past complaints and negative publicity, some pet care providers and pet parents have refrained from, and may in the future refrain from, offering services through our platform or using our platform.

In addition, we rely on pet parents to provide trustworthy reviews and ratings that other pet parents may rely upon to help decide whether or not to book a particular offering. We rely on these reviews to further strengthen trust among members of our community. Users of our platform may be less likely to rely on reviews and ratings if they believe that our review system does not generate trustworthy reviews and ratings. We have procedures in place to combat fraud or abuse of our review system, but cannot guarantee that these procedures are or will be effective. An actual or perceived failure of our review system could reduce trust within our community and damage our brand reputation and could materially adversely affect our business, operating results and financial condition.

Actions by pet care providers or pet parents that are criminal, violent, inappropriate, dangerous, or fraudulent may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, our ability to attract and retain pet care providers and pet parents, business, operating results and financial condition.

We have no control over or ability to predict the specific actions of our users and other third parties during the time that pets or pet parents are with pet care providers or otherwise and cannot guarantee the safety of pets, pet care providers, pet parents and third parties. The actions of pets, pet care providers, pet parents and other third parties may result in pet and human injuries, fatalities, fraud, invasion of privacy, property damage, discrimination, or other harms, which have created and could continue to create brand reputational damage and potential legal or other substantial liabilities for us.

All new pet care providers on our platform in the United States and Canada undergo third-party background checks before they can offer their services on our platform. U.S. pet care providers are checked against national criminal offense databases, sex offender registries and certain regulatory, terrorist and sanctions watchlists. In the United Kingdom and Europe, we use a third party to conduct identity verification on all pet care providers. Pet care provider profiles in all geographies are also subject to review and approval by our team of pet care provider specialists.

We do not verify the identity of, or require background checks for, pet parents, nor do we verify or require background checks for third parties who may be present during a service made through our platform. In addition, we do not currently and may not in the future require pet care providers to re-verify their identity or undergo subsequent background checks following the successful completion of their initial screening process. If a pet care provider engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this pet care provider may continue offering services through our platform. If we choose to engage in more frequent background checks in the future, we may experience a decrease in pet care provider retention, which may adversely impact our platform. Our screening processes rely on, among other things, information provided by pet care providers and pet parents, our ability to validate that information, the accuracy, completeness and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area, such as relating to data privacy, data protection and criminal background screening, and the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. These processes are beneficial, but not exhaustive and have limitations. If the background checks or identity verification checks are, or are perceived to be, inaccurate, insufficiently inclusive of relevant records or otherwise inadequate or below expectations, pet care providers who otherwise would be barred from using our platform may be approved to offer services via our platform and some pet care providers may be inadvertently excluded from our platform. There can be no assurances that the screening measures we use will significantly reduce criminal or fraudulent activity on our platform.

In addition, we have not undertaken in the past and may not undertake in the future to independently verify the safety, suitability, location, quality, compliance with our policies or standards or legal compliance, of all our pet care providers’ offerings for individual pets and pet parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of pet care provider qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by pet care providers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen pet care provider qualifications or offerings following initial review. We have relied in the past and may continue in the future to rely on pet care providers and pet parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from pet care providers and pet parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual pet care providers or pet parents or may not sufficiently address those risks.

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

We launched operations in 2011 and since then have increased the number of local markets in which we offer services (including via expansion into Europe) and expanded our platform features and services. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:

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

Our operating results may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our financial results. We experience seasonality in our number of bookings, GBV, revenue, net loss and Adjusted EBITDA, which we expect to continue and which may become more extreme. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. As a result, we may not accurately forecast our operating results. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

We base our decisions regarding expenditures in customer acquisition in part on our analysis of the GBV generated from pet parents that we acquired in prior periods. Our estimates and assumptions may not accurately reflect future results and we may not be able to recover our customer acquisition costs.

Our success depends on our ability to attract pet parents in a cost-effective manner. Our decisions regarding investments in pet parent acquisition substantially depend upon our analysis of the revenue generated from pet parents acquired in earlier periods. Our analysis regarding pet parent acquisition investment and revenue includes several assumptions. For example:

•We make various assumptions based on our historical data with respect to the rebooking rates of pet parents.
•While we believe the trends reflected by our various pet parent cohorts are illustrative of our pet parent base, the results of particular cohorts inherently reflect a distinct group of pet parents and may not be representative of our current or future composite group of pet parents or other monthly cohorts during a given year, particularly as we grow, our pet parent base broadens and we expand to new local markets.
•Our analysis focuses on support and acquisition marketing expenses incurred during the period in which the pet parents were originally acquired and makes various assumptions with respect to the level of additional marketing or other expenses necessary to maintain pet parent loyalty and generate booking activity in subsequent periods.

If our assumptions regarding our pet parent cohort behaviors, acquisition investment and resulting revenue from bookings, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate revenue from our investments in new pet parent acquisitions may be less than we have assumed and less than we have experienced in the past. In such case, we may need to increase expenses or otherwise alter our strategy and our business, financial condition and operating results may be materially adversely affected.

If use of our platform in large metropolitan areas is negatively affected, our financial results and future prospects could be adversely impacted.

We derive a significant portion of our bookings and historically have generated a significant portion of our growth in more densely populated urban areas. Our business and financial results may be susceptible to economic, social and regulatory conditions or other circumstances that tend to impact such areas. An economic downturn, increased competition, or regulatory obstacles in these areas could adversely affect our business, financial condition and operating results to a much greater degree than would the occurrence of such events in other areas. Further, we expect to continue to face challenges in penetrating lower-density suburban and rural areas, where our network is smaller and finding matches is more difficult, the cost of pet ownership is lower, and alternative pet care providers may be more convenient. If we are not successful in penetrating suburban and rural areas, or if we are unable to operate in certain key metropolitan areas in the future, our ability to serve what we consider to be our total addressable market would be limited and our business, financial condition and operating results would suffer.

Risks Related to Regulation and Taxation

If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected.

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. For example, representative actions, including actions under California’s Private Attorney General Act, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff filed a notice of appeal of the court’s dismissal with the United States Court of Appeals for the Ninth Circuit. See Part I, Item 3, “Legal Proceedings.” We may also become subject to such matters in the United Kingdom and Europe.

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

In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming, and while we believe that pet care providers who use our platform fall within such exemption, interpretation or enforcement of the exemption may vary. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such carve outs and which, if applied to our platform, could adversely impact our platform’s availability and our business.

In addition to the harms listed above, a reclassification of pet care providers as employees would require us to significantly alter our existing business model and operations and impact our ability to add and retain pet care providers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition and operating results.

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise materially adversely affect our business, financial condition, or operating results.

Online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background and identity verification checks, algorithm-based discrimination and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States, Canada, the United Kingdom and Western Europe.

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
Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general and companies engaged in dealings with independent service providers or otherwise viewed as part of the

“gig economy.” Legislative, regulatory, and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by enacting employment-like regulations with regard to dual-sided marketplaces like our platform. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.

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

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or regulations that we may not be able to fully anticipate at this time, we could be materially adversely affected and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings (including class, collective or other representative actions), fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets and other enforcement actions. In addition, the increased attention to liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition and operating results.

Government regulation of the Internet, mobile devices and e-commerce is evolving and unfavorable changes could substantially adversely affect our business, financial condition and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may address taxation, tariffs, privacy, data retention and protection, data security, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices (including targeted ads and behavioral advertising), sweepstakes, mobile, electronic contracts and other communications, consumer protection, text messaging, Internet and mobile application access to our offerings and the characteristics and quality of online offerings, the provision of online payment services and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or website or may even attempt to block access to our mobile applications and website. Compliance with these laws could render some of our business practices less effective or more costly to maintain, and any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition and operating results.

We are subject to regulatory inquiries, claims, lawsuits, investigations, various proceedings and other disputes and faces potential liability and expenses for legal claims, which could materially adversely affect our business, operating results and financial condition.

We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings, including those involving pet or personal injury, death or illness, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, pet care provider and pet parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues and other matters and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploys new services.

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

We are also subject to claims, lawsuits and other legal proceedings seeking to hold us vicariously liable for the actions of pets, pet parents and service providers. In the ordinary course of business, our Trust and Safety team receives claims pursuant to the Rover Guarantee Program, as well as claims and threats of legal action that arise from pet sitting services booked through the Rover website or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet service providers and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by service providers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including implementation of the Rover Guarantee Program, customer goodwill, expediency, protection of our reputation and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and it faces increasing public scrutiny. Pending or threatened legal proceedings could have a material impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any pet parents, pet service providers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and operating results.

We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by pet care providers, pet parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our pet care providers and pet parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by pet care providers and pet parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal or amendment of CDA Section 230, that increase potential liability for information or content available on our platform.

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

Our use of arbitration and class action waiver provisions subjects us to reputational risks and may not be enforceable, which could increase our litigation costs and adversely affect our business, financial condition and operating results.

We include arbitration and class action waiver provisions in our terms of service with the pet parents and pet care providers that use our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may choose to limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.

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

We are subject to governmental economic and trade sanctions laws and regulations which could result in liability and negatively affect our business, operating results and financial condition.

We are required to comply with economic and trade sanctions and export controls administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce), the Council of the European Union and the Office of Financial Sanctions Implementation of Her Majesty’s Treasury in the United Kingdom, or OFSI. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals, or SDN List), subject to EU/UK asset freezes, or other sanctions measures. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, operating results and financial condition.

Our ability to track and verify transactions and otherwise to comply with these regulations requires a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. Our internal policies and procedures require that we report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Our policies also require that we report to OFSI on dealings with persons subject to EU/UK sanctions. There is a risk that, despite the internal controls that we have in place, we have engaged in dealings with persons sanctioned under applicable sanctions laws. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, operating results and financial condition.

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

The Organization for Economic Co-operation and Development, or OECD, and its member countries which includes the United States, have been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. Recently they agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business. The Biden Administration and members of the U.S. Congress have also issued proposals that may change various aspects of the existing framework under which our tax obligations are determined.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited, which could adversely impact our financial condition and operating results.

As of December 31, 2021, we had accumulated approximately $271.3 million, $132.6 million and $5.9 million of federal, state and non-U.S. net operating loss carryforwards, or NOLs, respectively. These NOLs are available to reduce future taxable income with approximately $170.7 million of gross federal NOLs beginning to expire in 2031 and gross state NOLs beginning to expire in 2025. It is possible that we will not generate taxable income in time to use some or all NOLs before their expiration. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

Under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs from taxable years that began after December 31, 2017 may offset no more than 80% of current year taxable income for taxable years beginning after December 31, 2020. NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our balance sheet as of December 31, 2021 or our results of operations for the year ended December 31, 2021.

There is also a risk that our existing NOLs or tax credits could expire or otherwise be unavailable to offset future income tax liabilities, either as the result of regulatory changes issued, possibly with retroactive effect, by various jurisdictions seeking to raise revenue, or for other unforeseen reasons.

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

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies restricting access to the personal information we store, there is a risk that these policies may not be effective in all cases.

Any actual or perceived breach of privacy or data protection, or any actual or perceived security breach or other incident that impacts our platform or systems, other IT and infrastructure used in our business, or data maintained or processed in our business, could interrupt our operations, result in our platform being unavailable, result in loss or unavailability of, or improper access to, or acquisition, disclosure, or other processing of, data, result in fraudulent transfer of funds, harm our reputation, brand and competitive position, damage our relationships with third-party partners, result in significant claims, litigation, regulatory investigations and proceedings (including ongoing monitoring by regulators), fines, penalties, and increased credit card processing fees and other costs and liabilities, or result in the loss of pet parents’ and pet care providers’ confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and operating results. Any actual or perceived breach of privacy, data protection or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security, privacy or data protection breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry and, as a result, reduce confidence in us.

We expect to incur significant costs in an effort to detect and prevent privacy, data protection and security breaches and other privacy-, data protection- and security-related incidents and we may face increased costs and requirements to expend substantial resources if an actual or perceived privacy, data protection, or security breach or other incident occurs. While we maintain cyber insurance that may help provide coverage for these types of incidents, our insurance may not adequately cover costs and liabilities related to any incidents, and may not continue to be available to us on economically reasonable terms, or at all, and any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.

Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.

We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as personal information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU ePrivacy Directive, the EU General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act (restricting telemarketing and the use of automated SMS text messaging), Section 5 of the Federal Trade Commission Act and the California Consumer Privacy Act, or the CCPA, and the California Privacy Rights and Enforcement Act of 2020, or the CPRA. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.

For example, the GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significant compliance burdens and costs for companies like ours. The GDPR regulates our collection, use, and other processing of personal data of European Union residents, referred to as personal data, and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Failure to comply with the GDPR may result in fines of up to 20 million Euros or up to 4% of annual global revenue, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data.

In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and these changes will lead to additional costs and increase our risk exposure. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. This adequacy determination must be renewed after four years and may be modified or revoked in the interim.

Additionally, we are or may become subject to laws, rules and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA, Switzerland, and the United Kingdom. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from these regions to the United States and other jurisdictions; for example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). On June 4, 2021, the European Commission issued new SCCs that are required to be implemented, and on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers from the United Kingdom. Continually evolving requirements have created uncertainty and increased the risk around our international operations. We may, in addition to other impacts, be required to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions, to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, to localize certain personal data, and to incur additional costs associated with increased compliance burdens.

Further, in the EEA, the Austrian and the French data protection authorities recently indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. As the enforcement landscape further develops, and depending on the impacts of these rulings, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors and make other operational changes and/or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, which will take effect on January 1, 2023, and the Colorado Privacy Act, passed on June 8, 2021, will take effect July 1, 2023. Both laws emulate the CCPA and the CPRA in many respects but include their own compliance requirements.

Aspects of the interpretation and enforcement of these laws remain uncertain. Comprehensive privacy laws have also been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of such laws are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Current or new laws or regulations, or evolving interpretations of their requirements, may require significant changes to our operations and our platform, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

Additionally, we have incurred and may continue to incur significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. For example, increased regulation and regulatory scrutiny could force us to change how we use cookies and other tracking technologies, limit the effectiveness of our marketing activities, divert technology personnel resources, increase costs, and subject us to additional liabilities. Furthermore, publication of our privacy statement and other policies regarding privacy, data protection and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. Such efforts may not be successful or may have other negative consequences. In particular, with such laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

Despite our efforts to comply, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, applicable laws, regulations, or obligations. Our failure, or the failure by our third-party providers, pet parents, or pet care providers on our platform, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of data relating to service providers, pet parents. or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing service providers and pet parents from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and operating results.

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

Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We also recently added additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. The occurrence of a natural disaster such as an earthquake, drought, flood, fire (such as the recent wildfires in Washington and in the western United States and Canada), hurricane, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.

We rely on third-party payment service providers to process payments made by pet parents and payments made to pet care providers on our platform. If these third-party payment service providers become unavailable, our business, operating results and financial condition could be materially adversely affected.

We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by our pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. If these companies become unwilling or unable to provide these services to us on acceptable terms, fail to provide us payments owed to us in a timely manner or at all, become insolvent or enter bankruptcy, or regulators take action against them or us, our business may be substantially disrupted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources and may not be as effective, efficient, or well-received by our pet care providers and pet parents or adequately address regulatory requirements. Any of the foregoing risks related to third-party payment service providers, including with regard to compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition.

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to pet care providers on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain pet care providers and pet parents. Compromise of, or default by, a third party payment providers also could result in loss of funds by Rover or by pet care providers.

Increased fees charged by third-party payment service providers and their ability to hold our cash as a reserve or suspend processing activities could materially adversely affect our business, operating results and financial condition.

For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. We also face a risk of increased transaction fees and other fines and penalties if we fail to comply with payment card industry security standards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, operating results and financial condition.

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

We rely on mobile operating systems and application marketplaces to make our applications available and if they modify their policies, or if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results and operating results could be materially adversely affected.

We depend in part on mobile operating systems, such as Android and iOS and their respective application marketplaces, to make our applications available to pet parents and pet care providers that use our platform. Any changes in such systems and application marketplaces that degrade the functionality of our applications, give preferential treatment to our competitors’ applications or limit our ability to market to our customers could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to pet parents and pet care providers, make changes that degrade the functionality of our applications, increase the cost to users or to us of using such mobile operating systems or application marketplaces or our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, our user growth could slow, pause or decline. Our applications have experienced fluctuations in the past and we anticipate similar fluctuations in the future. In addition, these application marketplaces may modify their guidelines and policies at any time, which could impose a significant burden on us, prevent us from rolling out updates to our applications, or impair our ability to collect or store information we rely on for marketing, measurement, analytics or other business purposes. Any of the foregoing risks could adversely affect our business, financial condition and operating results.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks (including registered trademarks in the United States and foreign jurisdictions), copyrights, trade secrets, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy if unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks and legal or other methods of protecting this data may be inadequate.

Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and operating results.

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

Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, including Aaron Easterly, our co-founder and chief executive officer, Brent Turner, our chief operating officer and president, and Tracy Knox, our chief financial officer, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. Our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. For example, on March 1, 2022, Ms. Knox indicated her intent to retire as chief financial officer on September 1, 2022, but will remain employed at-will as an advisor through December 31, 2022 to help with the transition of her successor. Any other changes in our senior management team or our failure to engage in effective succession planning may be disruptive to our business.

We face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we have offered and we believe we will need to continue to offer competitive compensation and benefits packages. Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records - referred to as the “Great Resignation” - increases the challenge of employee retention.

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
•the impact on employee morale created by geopolitical events, public stock market volatility, and general public company criticism;
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

Our support function is critical to the success of our platform and any failure, or perceived failure, to provide high-quality service and support could materially adversely affect our ability to retain our existing pet care providers and pet parents and attract new ones.

Meeting the support expectations of our pet care providers and pet parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, to hire new operations personnel in a manner that keeps pace with our post-2020 business recovery, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. As part of our 2020 workforce reduction, we significantly reduced the number of employees in our support organization and our technology organization, and beginning in 2021 it has been necessary to rapidly increase such personnel, which impacts, or could in the future impact, our ability to provide effective support.

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

The majority of our customer contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls and procedures could materially adversely impact our business.

We provide support and help to mediate disputes between pet care providers and pet parents. We rely on information provided by pet care providers and pet parents and are at times limited in our ability to provide adequate support or help resolve disputes due to our lack of information or control. To the extent that our users are not satisfied with the quality or timeliness of our support or third-party support, we may not be able to retain pet care providers or pet parents and our reputation as well our business, operating results and financial condition could be materially adversely affected.

When a pet care provider or pet parent has a poor experience on our platform, we may issue refunds or coupons for future bookings, or other customer service gestures of monetary value. These refunds and coupons are generally treated as a reduction to revenue, and we may make payouts for property damage and personal and animal injury claims under the Rover Guarantee Program. A robust support effort is costly and we expect such costs to continue to rise in the future as we grow our business and implement new product offerings. We have historically seen a significant number of support inquiries from pet care providers and pet parents. Our efforts to reduce the number of support requests as we scale the business may not be effective and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, operating results and financial condition.

We rely on a third-party background check provider and a third-party identification provider to screen potential pet care providers and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition and operating results could be materially adversely affected.

In the United States and Canada, we rely on a single third-party background check provider to provide or confirm the criminal and other records of potential pet care providers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law, and in the United Kingdom and Europe we rely on a single identity verification provider. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If either of our third-party background check provider or our identity verification provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate providers on terms acceptable to us, we may not be able to timely onboard potential pet care providers and as a result, our platform may be less attractive to potential pet care providers and we may have difficulty finding enough pet care providers to meet pet parent demand.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition and operating results.

We procure third-party insurance policies to cover various operations-related risks, including general liability, auto liability, excess and umbrella liability, employment practices liability, workers’ compensation, property, cybersecurity and data breaches, crime and fiduciary liability, and directors’ and officers’ liability. For certain risks, including reclassification of pet care providers under applicable law and certain business interruption losses, such as those resulting from the COVID-19 pandemic or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance, or such insurance may not cover all claims. In addition, we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers become insolvent, such provider would be unable to pay any operations-related claims that we make. Further, some of our agreements with vendors require that we procure certain types of insurance and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these vendor agreements.

Insurance providers have raised premiums and deductibles for many businesses and may do so again in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and operating results could be materially adversely affected if: (1) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience or coverage limits; (2) we experience a claim in excess of our coverage limits; (3) our insurance providers fail to pay on our insurance claims; (4) we experience a claim for which coverage is not provided; or (5) the number of claims under our deductibles or self-insured retentions differs from historical averages.

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

Our capacity for continued growth depends in part on our ability to expand our operations into and compete effectively in new local markets, including in geographies outside of the United States. It may be difficult for us to accurately predict pet parent preferences and purchasing habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of pet care providers that are available and our costs associated with insurance, support, fraud and onboarding new pet care providers. Each market also is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options, to provide effective customer support and to efficiently attract and retain pet parents and pet care providers, all of which affect our sales, operating results and key business metrics. We may experience fluctuations in our operating results due to changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition and operating results could be materially adversely affected.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have started expanding our presence internationally. We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018 and we may continue to expand our international operations. We are a growing platform with pet care providers in over 24,000 neighborhoods. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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

International expansion also may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls and trade and economic sanctions.

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

To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash, cash equivalents and marketable securities and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing over the long-term. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution and any new securities we issue could have rights, preferences and privileges superior to those of current equity investors. If we raise additional funds through the incurrence of indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. Any additional future indebtedness we may incur may result in terms that could be unfavorable to our equity investors.

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

In April 2020, we entered into a certain Paycheck Protection Program, or PPP, Promissory Note and Agreement with Silicon Valley Bank, pursuant to which we received loan proceeds of $8.1 million, or the PPP Loan. The PPP Loan was subject to the terms and conditions of the PPP, which was established under the CARES Act and is administered by the U.S. Small Business Administration, or the SBA. The PPP loan application required us to certify, among other things, that the “current economic uncertainty” made the PPP Loan request “necessary” to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, the severe impact of COVID-19 on our revenue, financial covenants associated with then-existing loans and our ability to access alternative forms of capital in the then-current market environment to offset the effects of the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loans and that our receipt of the PPP Loans was consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

In accordance with the requirements of the PPP, we used the PPP Loan to cover certain qualified expenses, including payroll costs, rent and utility costs. We repaid the principal and accrued interest on the PPP Loan in connection with the closing of the Merger on July 30, 2021.

The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, which could also result in adverse publicity and damage to our reputation. Our PPP Loan eligibility and use of proceeds are currently under review by the U.S. Small Business Administration, or SBA. While we believe we can demonstrate that we satisfied all eligibility criteria and used all proceeds for permissible expenses, there is no guarantee that the SBA will agree, and any adverse findings or prolonged audit proceedings could, in addition to fines or penalties, result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

We track certain operational metrics, including our key business metrics such as the number of bookings, GBV, and pet parent cohort behavior, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate.

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

Certain estimates and information contained in this Annual Report and other filings with the SEC are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

Certain estimates and information contained in this Annual Report and other filings with the SEC, including general expectations concerning our industry and the market in which we operate, category share, market opportunity and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition and operating results could be materially adversely affected.

Our management has limited experience in operating a public company.

Our executive officers and directors have limited experience in the management of a publicly traded company. For example, our Chief Financial Officer, Tracy Knox, who is our only executive officer with extensive public company operating experience, announced that she would retire from that position effective September 1, 2022. Our management team may not successfully or effectively manage being a public company, and we are subject to significant regulatory oversight and reporting obligations under federal securities laws. Our executive officers’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We have hired, and it is likely we will hire in the future, additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We are incurring significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Rover did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, and the rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated thereunder, the Public Company Accounting Oversight Board, and the Nasdaq listing standards impose additional reporting and other obligations on public companies. Compliance with these requirements will increase costs, make certain activities more time-consuming, and require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives.

A number of those requirements now obligate us to carry out activities that had not been previously required of Legacy Rover. For example, we are obligated to create new board committees, obtain new insurance policies and adopt new internal controls and disclosure controls and procedures. In addition, we have incurred new expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with these new requirements are identified (for example, if our management or independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us, and it may be more expensive to obtain director and officer liability insurance.

Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Our new status as a public company has made it more difficult and more expensive to obtain director and officer liability insurance, and we have incurred considerable costs to maintain the level of coverage that we believe is appropriate for a public company. In addition, such insurance provides for a substantial retention of liability, is subject to limitations and may not cover a significant portion, or any, of the expenses we may now incur or be subject to in connection with any stockholder class action or other litigation to which we are named as a party.

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

Activist stockholders may attempt to effect changes at our company, acquire control over our company or seek a sale of our company, which could impact the pursuit of business strategies and adversely affect our results of operations and financial condition.

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of the entire company. For example, an activist investor recently acquired a stake in a company that, like us, went public via a merger with a special purpose acquisition company, or SPAC, and recommended that it consider strategic alternatives, including a sale, citing, among other reasons, its recent stock price underperformance and the market’s largely unfavorable view of companies taken public via a SPAC. We could face a similar campaign if the unfavorable view of SPACs continues or if our stock price does not improve. Responding to proxy contests and other actions by activist stockholders can lead to changes in governance and reporting, be extremely costly and time-consuming, divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies, and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

We are an emerging growth company and any decision to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A Common Stock less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

As a result, stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:

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

We cannot predict if investors will find our Class A Common Stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A Common Stock less attractive because we rely on any of these exemptions, there may be a less active trading market for the Class A Common Stock and the market price of the Class A Common Stock may be more volatile and may decline.

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

The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of Caravel related to warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial statement disclosures. The other material weaknesses described above did not result in a material misstatement to the consolidated financial statements; however they did result in adjustments to several accounts and disclosures prior to the original issuance of the financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

These IT deficiencies did not result in a material misstatement to the financial statements; however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel and implementing additional procedures and controls. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A

Common Stock is listed, the SEC, or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies and issue shares to effect a business combination. In either case, there could be a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A Common Stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

Our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting, but will be required to perform this annual assessment for the fiscal year ending December 31, 2022. We will then be required to disclose changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “smaller reporting company” or eligible for other relief. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. Management has begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with the rules and regulations of the SEC in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Our Warrants are accounted for as liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.

Caravel previously accounted for, and we currently account for, the 8,074,164 warrants that were issued in connection with the Caravel IPO in accordance with the guidance contained in Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we have classified each Warrant as a liability at its fair value. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the Warrant liability will be adjusted to fair value, with a resulting non-cash gain or loss related to the change in the fair value being recognized in our earnings in the statement of operations. We announced the redemption of our outstanding Warrants in December 2021, and completed the redemption in January 2022. As a result, the Warrants will no longer be deemed liabilities subject to fair value adjustments after January 2022. In January 2022, we recorded a $4.6 million gain within the statement of operations due to the change in fair value of the Warrants, and reclassified $15.4 million of the carrying amount of the warrant liability to stockholder’s equity.

We may face litigation and other risks as a result of the material weakness in the internal control over financial reporting of Caravel.

Following the issuance of the SEC’s “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies,” after consultation with Caravel’s independent registered public accounting firm, Caravel’s management and audit committee concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020. As part of the restatement, Caravel identified a material weakness in its internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in Caravel’s and Legacy Rover’s internal control over financial reporting and the preparation of Caravel’s and Legacy Rover’s financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our Class A Common Stock.

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

We must continue to improve our internal control over financial reporting. We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting for the year ending December 31, 2022, and once we cease to be an emerging growth company or eligible for other relief, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our Class A Common Stock. In addition, we could be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.

Risks Related to Ownership of Class A Common Stock

The market price of our Class A Common Stock may be volatile and may decline.

The trading price of our Class A Common Stock could be volatile and subject to wide fluctuations in response to the risk factors described in this Annual Report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline.

Factors affecting the trading price of our Class A Common Stock may include:

•the impact of the COVID-19 pandemic on our business;
•general economic and political conditions, including inflation, changes in interest rates, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel costs and travel demand;
•actual or anticipated changes or fluctuations in our operating results, changes in the market’s expectations about our operating results, or failure to meet the expectation of securities analysts or investors in a particular period;
•any unfavorable view by the market of companies taken public via a SPAC;
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
•the volume of shares of Class A Common Stock available for public sale or being sold;
•sales of shares of Class A Common Stock by us or our stockholders;
•expiration of market stand-off or lock-up agreements;
•sales of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•other factors identified throughout these “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Insiders currently have and may continue to possess substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of March 4, 2022, our executive officers, directors and their affiliates as a group beneficially owned approximately 36.9% of the Class A Common Stock representing 34.2% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 shares of Class A Common Stock that may be issued upon the Class A Common Stock achieving certain share price milestones pursuant to our Business Combination Agreement with Caravel, or Earnout Shares, unvested restricted stock units, or RSUs, and options to purchase Class A Common Stock that remain issued and outstanding in addition to equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, and approval of significant corporate transactions. They may also have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company and might affect the market price of our Class A Common Stock.

In addition, the Sponsor holds the right to designate a director to our Board. This control could have the effect of delaying or preventing a change of control of the Company or changes in our management and could make the approval of certain transactions difficult or impossible without the support of insider stockholders and their votes.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our industry, or if they adversely change their recommendations regarding our Class A Common Stock, the trading price and/or the trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock is influenced in part by the research and reports that securities or industry analysts publish about us, our business, our market and our competitors. Overly enthusiastic opinions or estimates regarding our business or future stock price can result in volatility if performance does not meet such estimates. In addition, if one or more securities analysts initiate research with an unfavorable rating or downgrade our Class A Common Stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our Class A Common Stock price will likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our Class A Common Stock to decline.

Future sales of Class A Common Stock in the public market could cause our share price to decline significantly, even if our business is doing well.

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market, or the perception that these sales could occur. There are a total of 180,261,620 shares of Class A Common Stock outstanding as of March 4, 2022 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs, and options to purchase Class A Common Stock outstanding under our employee benefit plans and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

We filed a registration statement on Form S-8 under the Securities Act to register shares of Class A Common Stock reserved for future issuance under our equity compensation plans. The Form S-8 registration statement became effective automatically upon filing, and shares covered by the registration statement became eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates. Subject to the satisfaction of applicable vesting restrictions, the shares issuable upon exercise of outstanding stock options, vesting of RSUs and other awards will be available for immediate resale in the public market. Sales of Class A Common Stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for investors to sell shares of our Class A Common Stock at a time and price that they deem appropriate.

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

The percentage of shares of our Class A Common Stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees or meeting the conditions under the last tranche of Earnout Shares. These issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A Common Stock. For example, because the volume weighted average price of our Class A Common Stock over the 20 trading days preceding and inclusive of September 29, 2021 exceeded $12.00 and $14.00, the first two tranches of Earnout Shares were triggered, and we issued an aggregate of 17,540,964 Earnout Shares to eligible former Legacy Rover stockholders in October 2021. Further, in connection with the redemption of all of our outstanding Warrants, we issued 2,046,220 shares of Class A Common Stock in January 2022 related to the cashless exercise of certain of those warrants during December 2021 and January 2022.

In addition, we have implemented “sell-to-cover” to satisfy tax withholding obligations for grants of RSUs and to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options. Under “sell-to-cover,” shares with a market value equivalent to (1) the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and (2) the tax withholding obligation and aggregate exercise price will be sold on behalf of the individual exercising vested options to cover the tax withholding liability and aggregate exercise price, and the cash proceeds related to tax withholding obligations from these sales will be remitted by us to the taxing authorities. These sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs or options, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting or exercise event, such sales volume may cause our stock price to fluctuate.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters are located in Seattle, Washington and consists of approximately 91,000 square feet under an operating lease that expires in 2030. We sublease approximately 31,000 square feet of our corporate headquarters. We lease additional offices in Spokane, Washington, and Barcelona, Spain. We use our corporate headquarters and our other offices primarily for our management, engineering, marketing, operations and support, accounting, finance, legal, human resources, general administrative, and information technology teams.

We believe that these facilities are generally suitable to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations. See Note 11—Commitments and Contingencies of Part II, Item 8 of this Annual Report for more information about our lease commitments.
Item 3.    Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock has traded on The Nasdaq Global Market under the trading symbol “ROVR” since August 2, 2021. Prior to August 2, 2021 and before the completion of the business combination with Nebula Caravel Acquisition Corp., the Class A common stock of Nebula Caravel Acquisition Corp. traded on Nasdaq under the ticker symbol “NEBC” and there was no public trading market for Legacy Rover’s equity.
Holders

As of March 4, 2022, there were 154 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on the Class A Common Stock to date. We may retain future earnings, if any, for future operations, development, expansion and debt repayment and have no current plans to declare or pay any cash dividends for the foreseeable future. Any future decision to declare and pay dividends will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we may incur.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 of this Annual Report for the required information.

Recent Sales of Unregistered Securities

Our unregistered sales of equity securities during the year ended December 31, 2021 were previously included in our Quarterly Report on Form 10-Q filed on November 10, 2021 and our Current Reports on Form 8-K filed on February 11, 2021 and August 5, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2021	—	—	—	—
November 1 - November 30, 2021	—	—	—	—
December 1 - December 31, 2021	1,362,540 (1)	(1)	1,362,540 (1)	4,137,440 (1)
Total	1,362,540 (1)	(1)	1,362,540 (1)	4,137,440 (1)
(1) On December 13, 2021, we announced that, pursuant to the terms of the Warrant Agreement, we would redeem all of the 5,499,980 outstanding Public Warrants that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 for a redemption price of $0.10 per Public Warrant. In connection with the redemption, holders of Public Warrants had the option to exercise the Public Warrants on a “cashless” basis to receive 0.2558 shares of Class A Common Stock per Public Warrant in lieu of receiving the redemption price. The 1,362,540 Public Warrants that were submitted for cashless exercise during December 2021 were entitled to receive an aggregate of 348,519 shares of Class A Common Stock, which shares were issued in January 2022.

Item 6.    [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
As a result of the closing of the Merger, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 3—Reverse Recapitalization, the financial statements of A Place for Rover, Inc., a Delaware corporation and our wholly owned subsidiary, are now the financial statements of Rover. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and the related notes included in Part II, Item 8 of this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans, estimates and strategy for our business, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Rover,” “the Company,” “we,” “us” and “our” refer to Rover Group, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover was founded to give pet parents an alternative to relying on friends and family, neighbors, and kennels for pet care; it is the world’s largest online marketplace for pet care based on gross booking value, or GBV, which represents the dollar value of bookings on our platform in a period and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations that occurred during that period. Our online marketplace aims to match pet parents with pet lovers who are dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover and book the right pet care providers for them and their pets, communicate with providers and write and read reviews. Our platform enables pet care providers to list on our marketplace with low startup costs, schedule bookings, communicate with pet parents, set the prices charged for their services, and receive payment.
We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, as well as daytime services, including doggy daycare, dog walking, and drop-in visits. Through December 31, 2021, over three million unique pet parents and more than 660,000 pet care providers across North America, the United Kingdom and Europe have booked a service on Rover, enabling millions of moments of joy and play for people and pets.

This scale matters. Because each pet’s needs are unique, pet care providers, unlike service providers in many other marketplaces, are not interchangeable. We have carefully designed our technology and data algorithms to leverage our growing scale to best meet the unique needs and preferences of pets, parents, and providers. With our leading scale, we can offer pet parents and pet care providers the benefits of density and diversity in a local marketplace. We believe we are well positioned to build on this advantage over time. For the year ended December 31, 2021, our GBV was approximately 11x the size of the next closest online marketplace for pet care, up from approximately 7x for the year ended December 31, 2020 based on that marketplace’s publicly available gross booking data. For information about how we calculate GBV, see “—Key Business Metrics.”
We generate substantially all of our revenue from our pet care marketplace platform that connects pet care providers and pet parents. We collect services fees from both providers and pet parents. As more providers accept and complete bookings, we earn more revenue. We also earn revenue from ancillary sources such as background checks, affiliate advertising deals, and the Rover Store.

We have made focused and substantial investments in support of our mission. For example, to continually launch new features on our platform we have invested heavily in product development and have completed two strategic acquisitions. We have also invested in sales and marketing to grow the user base of the platform across the United States, Canada, the United Kingdom and seven countries in Western Europe (Spain, France, Norway, Sweden, Netherlands, Italy, and Germany). For the years ended December 31, 2021, 2020 and 2019, approximately 4%, 5%, and 5% of our revenue, respectively, was generated from offerings outside of the United States.
Notwithstanding the impact of COVID-19, we are continuing to invest in the future through product development and marketing efforts. We also continue to explore and test new service lines that we may launch at a future date. Our strategy is to create a marketplace that operates at a hyper-local level while leveraging our trusted brand. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.

Financial Highlights

Highlights from fiscal year 2021 compared with fiscal year 2020 included the following, which are discussed in more detail below under “—Key Business Metrics,” “—Results of Operations,” “—Non-GAAP Measures,” and “—Liquidity and Capital Resources”:

•Revenue increased approximately 125% to $109.8 million, compared to $48.8 million.
•GBV increased approximately 124% to $521.9 million, compared to $233.2 million. For further information about how we calculate GBV, see “—Key Business Metrics.”

•Net loss increased approximately 11% to $64.0 million, compared to $57.5 million, which, unlike 2020, included a non-cash expense related to the change in fair value of earnout and warrant liabilities from the Merger of $43.9 million. As a percentage of revenue, net loss was (58%) in 2021 as compared to (118%) in 2020.
•Adjusted EBITDA increased to $12.4 million, compared to $(25.0) million. For information about how we calculate Adjusted EBITDA, a non-GAAP financial measure, the limitations of the use of such measure, and a reconciliation of Adjusted EBITDA to net loss, see “—Non-GAAP Measures.”
•Cash and cash equivalents increased approximately 245% to $278.9 million, compared to $80.8 million.
•Net cash provided by operating activities increased to $14.3 million, compared to net cash used in operating activities of $57.0 million.

Given the impact of the COVID-19 pandemic on our business during 2020, highlights from fiscal year 2021 compared with fiscal year 2019 are shown below, as we believe this supplemental comparison is more meaningful to investors:

•Revenue increased approximately 16% to $109.8 million, compared to $95.1 million.
•GBV increased approximately 20% to $521.9 million, compared to $436.4 million.
•Net loss increased approximately 24% to $64.0 million, compared to $51.7 million, which, unlike 2019, included a non-cash expense related to the change in fair value of earnout and warrant liabilities from the Merger of $43.9 million. As a percentage of revenue, net loss was (58%) in 2021 as compared to (54%) in 2019.
•Adjusted EBITDA increased to $12.4 million, compared to ($35.2) million.
•Net cash provided by operating activities increased to $14.3 million, compared to net cash used in operating activities of $24.7 million.

With the redemption of all of our outstanding warrants in January 2022 and the conversion of our earnout liabilities to equity as of December 31, 2021, our future results of operations will not be materially impacted by a non-cash expense related to the mark-to-market of these liabilities. For more information, see “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.” Due to paying off our outstanding debt and terminating all outstanding loans and credit agreements during 2021, as of December 31, 2021, we had no outstanding debt, which will substantially reduce all interest expenses for the near term. While we expect revenue to increase for the year ending December 31, 2022 driven by increased bookings as the pandemic restrictions continue to ease, resulting in further recovery in travel and more workers returning to the office, related expenses will also increase in absolute dollars due to continued investments in our business and higher wage trends.
Impact of COVID-19
The COVID-19 pandemic, which has persisted longer than we had originally anticipated, continues to impact communities globally, including in the markets we serve in the United States, Canada, the United Kingdom and Western Europe, which in turn creates a level of uncertainty over the near and medium term and impacts our business. Since the outbreak began in March 2020, authorities have implemented numerous restrictive measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These restrictive measures, along with pet owners and pet care providers being infected with COVID-19, have not only negatively impacted consumer and business spending habits, including a significant decline in demand for pet services during 2020, the first half of 2021, and with each subsequent variant wave, but they have also adversely impacted, and may continue to impact, our workforce and operations. Although the broad availability of vaccines in 2021 resulted in the most severe of these measures being eased in many U.S. geographic regions and recent announcements by certain state and local governments indicate that remaining measures will be lifted in their regions in response to the declining case numbers from the Omicron wave, some measures to contain the COVID-19 outbreak may remain in place, or be reinstated, for a significant period of time if those geographic regions experience a resurgence of COVID-19 infections, as well as new variants of the virus, such as the Delta and Omicron variants. As a result of the pandemic, we experienced an unfavorable impact on our revenue, results of operations and cash flows during 2020, 2021, and with each subsequent variant wave.

Beginning mid-March 2020, we rapidly experienced the impact of COVID-19, and in April, bookings were down 82% and GBV was down 88% relative to the prior year, and the cancellation rate increased to 80%, approximately nine times the 9% rate in 2019. This combined effect continued throughout 2020, as pet parents faced ongoing uncertainty about COVID-19 restrictions. By June 2020, our business had experienced some recovery as travel and work restrictions decreased, resulting in a lesser decrease in bookings of 53% and a decrease in GBV of 55% year over year. Although this modest recovery continued into the fourth quarter 2020, increasing government restrictions in the fourth quarter put downward pressure on our business, resulting in December 2020 bookings being down 52% and GBV down 54% relative to 2019, and with cancellation rates increasing to 17% compared to 10.5% in the fourth quarter of 2019.
The COVID-19 pandemic event and economic conditions were significant in relation to our ability to fund business operations. In response to the impact of COVID-19, we implemented a number of cost-cutting measures to minimize cash outlays, including turning off substantially all paid acquisition marketing activities and reducing other expenses, and implemented a restructuring plan in April 2020 whereby approximately 50% of our employees were terminated or placed on standby. In connection with this restructuring, we incurred severance-related and legal costs of $3.8 million, and modified the terms of stock options previously awarded to impacted employees. See Note 15—Stock-Based Compensation and Note 18—Restructuring. Though these decisions were painful, we believe our leaner cost structure positions us for strong financial performance. While we prepared our business for the potential of an extended economic shutdown, recovery began sooner than we expected during 2021.
With the phased rollout of effective vaccine options during the three months ended March 31, 2021, our business saw noticeable recovery starting in March 2021 and continuing in the three months ended June 30, September 30, and December 31, 2021, with a 67%, 309%, 176% and 193% increase of GBV year over year, respectively. As our business recovered during 2021 and our financial position strengthened as result of the Merger, we increased our hiring and marketing activities.
Although we have seen signs of demand improving as COVID-19 case counts trended down, particularly compared to the demand levels during the first year of the pandemic, demand levels continue to be negatively affected by the impact of variants and changes in case counts, especially with pet owners and pet care providers being infected with COVID-19. Despite achieving record quarterly highs for new and repeat bookings during the third quarter of 2021 during the Delta wave and achieving record high GBV during the fourth quarter of 2021 during the end of the Delta wave and beginning of the Omicron wave, the effect and extent of the impact of the COVID-19 pandemic on our business in the near and medium-term continues to be uncertain and difficult to predict. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of hybrid work accommodations that blend office and remote environments, which could continue to result in fewer bookings and higher than average cancellation rates if the pandemic continues to depress travel or office attendance compared to pre-pandemic levels. Prior to the pandemic in 2019, our cancellation rate was 9% of GBV. For the year ended December 31, 2020, our cancellation rate increased to 21% of GBV as a result of the COVID-19 pandemic. In the three months ended December 31, 2021, our cancellation rate was 16% of GBV, driven by the Omicron variant of COVID-19 and its negative impact on our pet parents and pet care providers. For the year ended December 31, 2021, our cancellation rate was 14% of GBV. Our cancellation rate has remained elevated in early 2022 compared to pre-pandemic rates due to the continued impact of the Omicron wave, which also negatively impacted demand and revenue. Because revenue is recognized when a service starts, a change in cancellation rate does not impact recognized revenue.
Despite ongoing pandemic depression on new and repeat bookings, we experienced record GBV and booking volumes starting in the three months ended June 30, 2021 driven by pandemic-created and secular tailwinds. We have seen continued recovery in our business from the initial economic effects of the pandemic and increases in revenue and GBV over pre-pandemic periods and our bookings recovery from the pandemic continues to trend ahead of the United States air travel recovery from the pandemic. We believe we are benefiting from an increase in pet ownership during the pandemic, increases in spend per pet, and the ongoing shift to online pet care options. When we look further into the future, we believe that COVID-19 has created a number of tailwinds to accelerate progress towards our mission. For example, while demand for pet care decreased under travel restrictions, shelter-in-place orders, and work from home requirements beginning in March 2020, leading to a negative impact on our revenue for 2020, 2021, and with each subsequent variant wave, pet adoptions simultaneously skyrocketed. Twenty percent of respondents to a Nielsen survey in July 2020 said they adopted one or more dogs or cats between March and June 2020, compared to fewer than 5% of respondents over the corresponding period in 2019. New and experienced pet parents, having spent more time at home bonding with their pets, may be less comfortable leaving them home alone or in a kennel in the future. The financial pressure of COVID-19 has also negatively impacted traditional commercial providers and may expand the number of people looking to earn extra income.
Although we believe that demand for pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including new variants or sub-variants or changed travel and work behaviors resulting from the pandemic, may continue to affect our financial results in 2022 and beyond. The extent to which the pandemic continues to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants, the actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and how quickly and to what extent normal economic and operating conditions can resume.
Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business, operating results and financial position as a result of its economic impact, including any recession that has occurred or may occur in the future. However, there are no existing conditions or events that raise substantial doubt regarding our ability to continue as a going concern. For additional discussion of COVID-19-related risks, see “Risk Factors.”
We have taken action to promote the health and safety of our employees during the COVID-19 pandemic, and we quickly transitioned the vast majority of our employees to work remotely in March 2020. We’ve enabled voluntary office access to our office locations and continue to make adjustments in response to the guidelines issued by health authorities. We currently expect our office re-openings to be a gradual process over many months in 2022 and that ultimately our offices will continue to be a primary location for work, learning and collaboration. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine is in the best interests of our employees and our customers.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. In addition to the comparisons between the years ended December 31, 2021 and 2020, and the fourth quarter of 2021 and 2020, the narrative below also reflects supplemental comparisons between the years ended December 31, 2021 and 2019, and the fourth quarter of 2021 and 2019. Given the impact of COVID-19 on our business in the fourth quarter of 2020, we believe this supplemental comparison is more meaningful to investors.
Bookings
We define a booking as a single arrangement, prior to cancellation, between a pet parent and pet care provider, which can be for a single night or multiple nights for our overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for our daytime services. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that new users, which Rover refers to as pet parents, book on our platform in a period. We define repeat bookings as the total number of bookings from pet parents who have had a previous booking on Rover. Bookings grow as pet parents increase their repeat activity on the platform, and as we attract new pet parents to the platform.
Our bookings are impacted by seasonal trends. We typically experience stronger bookings during the months of June, July, and August, and November and December, which in a typical year coincides with high travel demand related to summer vacation and holiday travel. Over the course of the year, we historically experience seasonally high bookings during the third quarter, which then step down slightly during the fourth quarter, and then stay approximately flat during the first quarter before ramping again in the second quarter as summer travel commences. This seasonality impacts bookings, GBV, revenue, marketing and service operations expenses. Bookings can also be impacted by the timing of holidays and other events.
Despite the continued impact of the COVID-19 pandemic on travel and demand for pet services, we had 4.2 million bookings in the year ended December 31, 2021, a 75% increase from 2.4 million bookings in the year ended December 31, 2020, and flat from 4.2 million bookings in the year ended December 31, 2019. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19.”

New bookings in the year ended December 31, 2021 were 804,000, a 147% increase from the year ended December 31, 2020. The improvement was driven by improved travel dynamics from 2020’s COVID-induced downturn and increased pet ownership between the two periods. New bookings in the year ended December 31, 2021 were up 21% from 663,000 in the year ended December 31, 2019 and the distribution of these customers across services roughly mirrored our normal historical mix.
We had 3.4 million repeat bookings in the year ended December 31, 2021, a 64% increase from the year ended December 31, 2020 driven by strong initial repeat behavior from 2021 cohorts, continued strength from late 2020 cohorts, offset by performance of pre-pandemic cohorts which, while trailing historical performance, still showed steady recovery during the year. Repeat bookings for the year ended December 31, 2021 were down 4% from 3.5 million in the year ended December 31, 2019, as the pre-pandemic cohorts still trail historical performance, and we have not seen the full annual repeat performance of the 2021 cohorts yet.

Despite the impact of the Omicron wave in December 2021, in the three months ended December 31, 2021, we had 1.2 million bookings, a 117% increase from 0.6 million bookings in the three months ended December 31, 2020 and a 10% increase from 1.1 million bookings in the three months ended December 31, 2019. In the three months ended December 31, 2020, we had a 49% decrease from the bookings in the three months ended December 31, 2019, primarily due to the COVID-19 pandemic.
New bookings in the three months ended December 31, 2021 were 215,000, a 156% increase from the three months ended December 31, 2020. This improvement was driven by improved travel dynamics from 2020’s COVID-induced downturn and increased pet ownership between the two periods. New bookings in the three months ended December 31, 2021 were up 30% from 165,000 in the three months ended December 31, 2019 and the distribution of these customers across services roughly mirrored our normal historical mix.
We had over 998,000 repeat bookings in the three months ended December 31, 2021, a 110% increase from the three months ended December 31, 2020 driven by strong initial repeat behavior from 2021 cohorts and continued strength from late 2020 cohorts, offset by performance of pre-pandemic cohorts which, while trailing historical performance, still showed steady recovery during the quarter. Repeat bookings for the three months ended December 31, 2021 were up 6% from 941,000 in the three months ended December 31, 2019.
We have continued to see strength in our word-of-mouth organic growth of new pet parents. In the second, third and fourth quarters of 2020 we cut marketing expense by 87% compared to the first quarter, but new bookings were down only 34%. Strength in organic acquisition trends continued as the business recovered. In the year ended December 31, 2021, marketing expense increased by 22% and new bookings increased 147% compared to the year ended December 31, 2020. Momentum in new customer acquisition drove our ratio of repeat customers to new customers down slightly for the three months ended December 31, 2021 compared to the same period in 2019.
Gross Booking Value
Gross Booking Value, or GBV, represents the dollar value of bookings on our platform in a period and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations that occurred during that period. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period. GBV can also be impacted by cancellation rates which have been higher during the COVID-19 pandemic. See “—Impact of COVID-19.” While bookings historically peak during the third quarter, GBV historically tends to peak in the fourth quarter due to higher average booking values associated with longer duration stays.
In 2020, GBV declined from prior year levels as a result of the COVID-19 pandemic. The decline began in the three months ended March 31, 2020 and was most severe in the three months ended June 30, 2020, with GBV declining 71% from the prior year period. With easing of COVID restrictions during the third and fourth quarters, our business subsequently improved in the six months ended December 31, 2020 with a smaller decline of 51% compared to the prior year period. As vaccines started being rolled out over the first half of 2021, our business saw noticeable improvement. In the three months ended June 30, 2021, our GBV was $134.1 million, a 309% increase from $32.8 million in the same prior year period in 2020, driven by a 220% increase in bookings, and a 28% increase in the average booking value, or ABV. In the three months ended September 30, 2021, our GBV was $157.1 million, a 176% increase from the same prior year period, driven by a 118% increase in bookings, and a 27% increase in the ABV. In the three months ended December 31, 2021, our GBV was $166 million, a 193% increase from the same prior year period, driven by a 117% increase in bookings and a 35% increase in the ABV. GBV in the three months ended December 31, 2021 grew 44% over the same period in 2019, despite elevated cancellation rates and a slowdown in demand in December due to the Omicron variant of COVID-19.
In the year ended December 31, 2021, our GBV was $521.9 million, a 124% increase from the $233.2 million in GBV from the year ended December 31, 2020, and a 20% increase from the $436.4 million in GBV from the year ended December 31, 2019. The increase in our GBV was primarily due to the continued recovery in U.S. domestic travel demand, as international markets remained slower to recover. In 2020, we had a 47% decrease from GBV in 2019, primarily due to the COVID-19 pandemic. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19.”

We have also seen less of an impact on our business in less densely populated and restricted areas during COVID. In December 2020, GBV in the most dense and restricted areas was down 65% relative to the same period in 2019, while GBV in the least dense and restricted areas was only down 47%. As the COVID-19 vaccine became more widely available, performance recovered throughout 2021, despite being impacted by the Delta and Omicron variants. By December 2021, GBV in the most dense and restricted areas was up 28% relative to the same period in 2019, while GBV in the least dense and restricted areas was up 45%. GBV growth relative to 2019 slowed in August and September as the Delta variant surged in the United States. GBV growth slowed again in December and this slowing continued into 2022 as the Omicron variant drove lower incremental demand for our services, as illustrated in the following chart.
We expect ongoing volatility in these trends and fluctuations from month to month as the continued impact from COVID-19 is not linear across geographies, as many countries, states and cities have continued to enact and/or lift new lockdowns and prohibitions on travel, as administration rates of COVID-19 vaccines and boosters have slowed, as novel strains of the COVID-19 virus have appeared, and as COVID-19 may again materially adversely affect our business and financial results.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for Rover, but also pose risks and challenges, including those discussed below. See Part I, Item 1A of this Annual Report titled “Risk Factors.”

Growth of our Base of Pet Parents

Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers. We believe that we have a significant opportunity to expand our pet parent base given the size of the market in which we operate. Through December 31, 2021, more than three million unique pet parents have booked a service on our platform. We attract pet parents to our platform through word of mouth and from a variety of paid marketing channels, such as paid search, social media, video, and other online and offline channels. When assessing the efficiency and effectiveness of our marketing spend, we monitor the payback period on pet parent acquisition, which we target at one to two quarters in non-COVID-19 periods. The payback period represents the number of months it takes a cohort of pet parents of our services to generate a cumulative contribution profit that equals or exceeds estimated advertising expenses attributed to the acquisition of the specific cohort in the quarter it was acquired. We define contribution profit as the cumulative pet provider and pet parent fees from a cohort, less variable costs of credit card fees, refunds and claims. We may choose to extend our target payback period to invest in new markets. In addition, the payback period can be longer for fourth quarter cohorts due to higher advertising rates and less repeat behavior in the first quarter.

Over time, as individual markets mature, the strength of word-of-mouth customer acquisition has increased and our marketing spend as a percentage of GBV has decreased. For example, in the year ended December 31, 2021, 50% of new pet parents in our ten largest, most mature cities were acquired via word-of-mouth, compared to 41% in all other cities. In response to the COVID-19 pandemic, we had cut advertising expenses in the second, third, and fourth quarters of 2020, with a near-total reduction in video and social channel advertising expenses, which drove more share of acquisition via word-of-mouth. As we began to ramp advertising spend back up in the second quarter of 2021, we saw the word-of-mouth mix in the other cities decrease towards levels seen prior to the pandemic.

The chart below demonstrates the growth of organic acquisition and decline in marketing expense as a percentage of GBV over time as markets scale.

Repeat Booking Activity

Our aim when we attract a new pet parent is to generate a long lifetime of bookings from that pet parent. We monitor the absolute number of repeat bookings and the percentage of total bookings that are from repeat customers. We define a repeat customer as any customer that has an incremental booking beyond their first. The chart below demonstrates the growth in cumulative average total bookings for each January cohort, which ultimately increases pet parent lifetime values. Cohorts are defined as the specific month in which pet parents first make a booking on Rover. January cohorts have been sampled for the illustrative demonstration below. The chart below includes bookings through 2019 for the January 2013 through January 2019 cohorts, prior to the impact of COVID-19. Our January 2020 cohort had a strong start, and then slowed due to the pandemic. However, based on recent bookings performance, our January 2021 cohort is on pace to be our best ever compared to previous years’ January cohorts. This cohort’s performance was not as impacted by COVID-19 variant waves as cohorts in the second half of 2021. The linearization of each cohort demonstrates the growth and stickiness of our marketplace.

The growth in average bookings per pet parent is driven both by higher rebooking rates and higher frequency. We have demonstrated strong growth in the percentage of a cohort that rebooks in Year 1. The chart below demonstrates the percentage of re-bookers in the 12 months following an initial booking. Our rebooking rate has grown from 41% in Year 1 for our January 2013 cohort, to 62% in Year 1 for our January 2019 cohort, our latest cohort without the impact of COVID-19 as seen in the chart below. In the three months ended December 31, 2021, repeat bookings increased 110% to 1.0 million from the three months ended December 31, 2020 as our business recovered. However, repeat bookings as a percentage of total bookings declined to 82% from 85% as we experienced relatively greater strength in new bookings. While our momentum in new customer acquisitions drove the ratio of repeat customers to new customers down, we believe this ratio highlights the future potential of our existing customer base to return as the marketplace continues to scale and that this ratio will climb back towards a historical norm. Our rebooking rate has grown from 62% in Year 1 for our January 2019 cohort, to 64% in Year 1 for our January 2021 cohort, as seen in the chart below.

The historical increase in repeat bookings has been driven by improvements in our marketplace as we have increased the diversity and quality of providers available. We have also improved our algorithms and ultimately our ability to better match a pet parent with a pet care provider. This in turn improves a pet parent’s experience. While we believe there will be continued improvement in our rebooking rate in our mature markets, we expect that we will continue to serve a number of pet parents that use our platform only for a one-off booking. We also expect future improvements in our rebooking rate in mature markets to be partially offset by lower rebooking rates as we invest to grow more nascent markets. Our improving ability to match pet parents with pet care providers is a continued advantage relative to other platforms, because while marketing investment can attract pet parents to a platform, if they do not find a match or if they have a bad experience, they will not return.

In addition, pet parents that rebook continue to book services over time at an increasing frequency, as seen in the chart below. This increase is a result of improvements in our platform and data algorithms which enhance the customer experience, increasing pet care provider density as we continue to scale our platform, as well as the introduction of new service offerings, namely daytime services in the fourth quarter of 2015. The number of bookings per repeat customer has grown from 3.7 in Year 1 for our January 2013 cohort, to 7.2 in Year 1 for our January 2019 cohort, our latest cohort without the impact of COVID-19. With the vaccine adoption and travel recovery continuing throughout the year ended December 31, 2021, early signs of improvement have already appeared from the booking performance of 2021 cohorts. Following their initial month of joining, the number of bookings per repeat customer has grown from 7.2 after the first 12 months for our January 2019 cohort, to 7.6 after the first 12 months for our January 2021 cohort. Our goal is to continue to increase bookings by enabling delivery of reliable and convenient services to pet parents, improving the Rover experience, and converting more pet parents into repeat bookers.

Repeat bookings decreased on an absolute basis in 2020, but increased as a percentage of total bookings due to the decline in our new bookings and overall business resulting from COVID-19. Because of the restrictions put in place on a local geographic basis by local governments the behavior from new and existing customers was depressed. However, as the travel industry recovers, we believe our existing customer base will continue to return resulting in an increase in the percentage of bookings from repeat customers, though repeat bookings from these customers may not recover to pre-COVID-19 levels entirely.

In the year ended December 31, 2021, repeat bookings increased 64% to 3.4 million from the prior year period as our business recovered. However, repeat bookings as a percentage of total bookings declined to 81% from 86% as we experienced significant strength in new bookings. While our momentum in new customer acquisitions drove the ratio of repeat customers to new customers down, we believe this ratio highlights the future potential of our existing customer base to return as the marketplace continues to scale and that this ratio will climb back towards a historical norm, though repeat bookings from these customers may not recover to pre-COVID-19 levels entirely.

We may see a change in the percentage of bookings from repeat customers over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our GBV, revenue and operating results.

Investing in Growth

We plan to invest both in new markets and new service offerings. We believe that we can further expand our services to new markets within North America and Europe by carefully targeting locations with high expected demand. We carefully evaluate market demand in specific urban, suburban, and rural areas. This will allow us to better serve both pet parents and pet care providers. We also believe there is an opportunity to expand our services outside of our existing geographic locations into other countries and regions where there is an attractive spend per pet to address. As we invest in new markets, we may extend our marketing payback target in order to accelerate growth in each new market. Our strategy is to continue to evaluate business acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results. In addition, we believe that expanding our offerings may help us to better provide more value to our pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend, and increase the engagement and value of our existing pet parents.

Availability of Rover Care Providers

We attract pet care providers to our platform primarily by word-of-mouth. To serve our pet parents in any given market, we need density of providers so that pet parents have options at all price points within an acceptable distance from their home. During certain peak periods, such as holidays, we have faced supply constraints in some markets.

In addition, pet care providers have in the past, and may continue to, attempt to or successfully source bookings from us and then complete the transaction off of our platform, and we cannot prevent this activity entirely. While we can use our matching algorithm to identify pet care providers that are attempting to disintermediate Rover by booking transactions off the platform and reduce the chance that those pet care providers are featured to pet parents, we cannot prevent this activity entirely.

For the year ended December 31, 2021, we had 250,000 active pet care providers who were able to successfully source a booking on our platform, up 33% from the same period in 2020 and down 11% from the same period in 2019. A change in our ability to attract providers to our platform, enable them to generate income and dissuade them from sourcing bookings off our platform could negatively impact our ability to serve pet parents and, in turn, have a significant negative impact on our GBV, revenue and operating results.

Service Booking Mix

Pet care providers set the price for the services offered on our platform. Overnight services are generally at a higher price point than daytime services. Typically, the first booking on our platform has the highest GBV, as pet parents tend to start with us with a specific need in mind, such as a seven-day trip, that is beyond what they can ask of friends, family, or neighbors. Subsequent bookings tend to be for less total nights or walks as pet parents use our platform for shorter more frequent trips or start using daytime services. As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the ABV will fluctuate.

For example, in 2020 during the COVID-19 pandemic we saw a shift towards daytime services and shorter duration bookings, which both have lower ABV. ABV was $94, $98, $98, and $101 in the first, second, third and fourth quarters of 2020, respectively, compared to $103, $108, $101, and $104 in 2019. ABV was $101, $125, $124, and $137 in the first, second, third and fourth quarters of 2021, respectively, as the booking mix shifted back towards overnight services, and providers started increasing their pricing on the platform, likely in response to rising inflation in the United States.

We collect the full GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between booking and service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and holidays, and by COVID-19, due to pet parents booking less in advance, and closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other impacts.

Earnout and Derivative Warrant Liabilities

On July 30, 2021, Caravel consummated the Merger with Legacy Rover and Merger Sub. Pursuant to the Merger, Merger Sub merged with and into Legacy Rover, the separate corporate existence of Merger Sub ceased, and Legacy Rover continued as the surviving corporation in the Merger and as a wholly owned subsidiary of Caravel, which was later renamed Rover Group, Inc. The Merger was accounted for as a reverse capitalization under GAAP because Legacy Rover has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, Caravel was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Legacy Rover with the Merger treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Rover. See Note 3—Reverse Recapitalization.

At the closing of the Merger, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (the “Rover Earnout Shares”) of our Class A common stock subject to the occurrence of certain stock price-based triggers. The triggers with respect to all but 2,192,687 Rover Earnout Shares were met as of September 29, 2021, and 17,540,964 Rover Earnout Shares were issued on October 6, 2021.

In addition, Caravel’s sponsor subjected 2,461,627 shares (the “Sponsor Earnout Shares” and, together with the Rover Earnout Shares, the “Earnout Shares”) to vesting and potential forfeiture tied to the same stock-price-based triggers as the Rover Earnout Shares. All but 492,325 of the Sponsor Earnout Shares vested on September 29, 2021.

The Earnout Shares were accounted for as liability classified instruments. The Earnout Shares were measured at closing, and subsequently measured at each reporting date until settled, or they met the criteria for equity classification. Changes in the fair value were recorded as a component of other income (expense), net in the consolidated statements of operations. The aggregate fair value of the Earnout Shares on the closing date of the Merger was estimated using a Monte Carlo simulation model and was determined to be $228.1 million. For the year ended December 31, 2021, we recognized a change in fair value of contingent earnout liability of $(46.0) million. Prior to December 31, 2021, the Sponsor Earnout Shares and Rover Earnout Shares were reclassified to equity. See Note 1—Organization and Description of Business and Note 7—Fair Value.

At the closing of the Merger, we assumed 2,574,164 private placement warrants (the “Private Warrants”) and 5,500,000 public warrants (the “Public Warrants” and, together with the Private Warrants, the “Warrants”). Each whole warrant entitled the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable at any time from December 11, 2021 and terminate on July 30, 2026.

The Warrants are accounted for as liability classified instruments and we concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The Warrants were measured at the Merger closing, and are subsequently measured at each reporting date until settled. Changes in the fair value were recorded as a component of other income (expense), net in the consolidated statements of operations. The aggregate fair value of the Warrants on the closing date of the Merger was estimated using a Black-Scholes model and was determined to be $22.0 million.

On December 13, 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding Warrants that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 based on the terms in the Warrant Agreement. On January 12, 2022, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.2558 shares of Class A common stock per Warrant in lieu of receiving the redemption price.

In connection with the redemption, during December 2021 and January 2022, 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 2,046,220 shares of Class A common stock that were issued in January 2022. A total of 74,631 Public Warrants remained unexercised after January 12, 2022 and the broker protect period and we redeemed those unexercised Public Warrants for an aggregate redemption price of $7,463.10. As of January 20, 2022, we had no Warrants outstanding. Upon each exercise of such Warrants to Class A Common Stock, the related carrying amount of the Warrant liability was reclassified to stockholders’ equity. In January 2022, a $4.6 million gain in change in fair value was recorded in the statement of operations, and $15.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity.

See Note 2—Summary of Significant Accounting Policies—Earnout Liabilities, Note 2—Summary of Significant Accounting Policies—Derivative Warrant Liabilities, Note 7—Fair Value, Note 14—Stock Warrants and Note 19—Subsequent Even for further information.

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
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for use of our platform, net of discounts, promotions, sales tax paid on behalf of pet parents, and incentives. We also derive revenue from fees paid by pet care providers for background checks in order to be listed on our platform. We recognize revenue related to the facilitation of the connection between pet care providers and pet parents at the start of a booking.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other payment transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, claim costs paid out under the Rover Guarantee program and other direct and indirect costs arising as a result of bookings that take place on our platform. We expect our cost of revenue (exclusive of depreciation and amortization shown separately) to vary from period-to-period on an absolute dollar basis, but correlate as a percentage of revenue with the exception of internal-use software amortization depending on the timing and pace of recovery of the travel and pet care services market.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, and third-party costs related to outsourced support providers. This team assists with onboarding new pet service providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across our marketplace, and community support provided via phone, email, and chat to our pet parents and pet service providers. This support includes assistance and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities and information technology expense to operations and support expense based on headcount. Notwithstanding the decrease in operations and support expenses as a result of the restructuring discussed below, we expect that operations and support expense will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best customer service possible, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing

Marketing expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, broadcast television, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising which are focused on pet parent acquisition and brand marketing. In 2020, we significantly curtailed our discretionary marketing spending in response to the COVID-19 pandemic in addition to reducing headcount to our marketing team as part of our restructuring plan. Beginning in the second quarter of 2021, we have steadily increased discretionary marketing spending as demand has returned in connection with the vaccine rollout and easing of COVID-19 restrictions. We intend to invest in marketing in the near and medium term to drive new customer acquisition which will likely cause marketing expense to increase as a percentage of revenue relative to recent periods.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in corporate functions, as well as management, accounting, legal, corporate insurance and other expenses used to run the business. In 2020, we reduced the headcount in our general and administrative functions as part of our restructuring plan. In 2021, we increased headcount, professional services, insurance and software to support the growth of our business and our requirements as a newly public company. We expect to incur additional general and administrative expense to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
Depreciation and Amortization
Depreciation and amortization expenses include depreciation of our property and equipment, leasehold improvements and amortization of our intangible assets. Amortization related to our internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
Restructuring
In response to the impact of COVID-19, we implemented a number of measures to minimize cash outlays, including implementation of a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or put on standby. In connection with this restructuring, we incurred severance-related and legal costs, and modified the terms of stock options previously awarded to impacted employees.
Other Income (Expense), Net
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short- and long-term investments.
Interest Expense
Interest expense consists of interest on our borrowing arrangements, including our unsecured letter of credit, and the amortization of debt discounts and deferred financing costs.
Loss from Impairment of DogHero Investment
Consists of our write-down of our investment in DogHero, a pet care marketplace based in Brazil.
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

Results of Operations

Given the remaining uncertainty surrounding the COVID-19 pandemic, financial performance for prior and current periods may not be indicative of future performance.
Comparisons for the Years Ended December 31, 2021 and 2020
The following tables set forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$109,837	$48,800
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,536	19,823
Operations and support	14,928	12,371
Marketing	19,937	16,332
Product development	22,712	22,567
General and administrative	35,559	21,813
Depreciation and amortization	7,327	8,899
Total costs and expenses	126,999	101,805
Loss from operations	(17,162)	(53,005)
Other income (expense), net:
Interest income	49	488
Interest expense	(2,952)	(3,154)
Loss from impairment of DogHero investment	—	(2,080)
Change in fair value of earnout liabilities	(46,015)	—
Change in fair value of derivative warrant liabilities	2,089	—
Other income (expense), net	(284)	172
Total other income (expense), net	(47,113)	(4,574)
Loss before income taxes	(64,275)	(57,579)
Benefit from income taxes	226	94
Net loss	$(64,049)	$(57,485)
________________
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operations and support	$545	$299
Marketing	725	397
Product development	3,821	1,873
General and administrative	5,970	2,972
Total stock-based compensation expense	$11,061	$5,541

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2021	2020
Revenue	100%	100%
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24	41
Operations and support	14	25
Marketing	18	33
Product development	21	46
General and administrative	32	45
Depreciation and amortization	7	18
Total costs and expenses	116	208
Loss from operations	(16)	(108)
Other income (expense), net:
Interest income	—	1
Interest expense	(3)	(6)
Loss from impairment of DogHero investment	—	(4)
Change in fair value of earnout liabilities	(42)	—
Change in fair value of derivative warrant liabilities	2	—
Other income (expense), net	—	—
Total other income (expense), net	(43)	(9)
Loss before income taxes	(59)	(117)
Benefit from income taxes	—	—
Net loss	(59)%	(117)%
________________
(1)Costs and expenses include stock-based compensation expense.

Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Revenue	$109,837	$48,800	$61,037	125%
Revenue increased $61.0 million, or 125%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily due to a 75% increase in the number of bookings on our platform and a 28% increase in ABV. Demand for overnight and daytime pet care is primarily linked to pet parents traveling or working outside of the home, both of which were negatively impacted by the onset of the COVID-19 pandemic and the various state and local restrictions that followed during the year ended December 31, 2020. As individuals became more comfortable with traveling again and local restrictions eased, more pet parents began to travel relative to the prior year resulting in an increasing ABV as overnight services normalized as a proportion of service mix during the year ended December 31, 2021. The increase in ABV was also due to increasing prices set by pet care providers, a higher mix of new bookings as compared to repeat bookings, and the increase to the service fees we charge new pet parents acquired since January 2021. We expect revenue to increase for the year ending December 31, 2022 driven by increased bookings as the pandemic restrictions continue to ease, resulting in further recovery in travel and more workers returning to the office. However, we cannot predict the impact of COVID variants and the longer term impact of the pandemic on consumer behavior. See “—Impact of COVID-19.”

Costs and Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands)
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$26,536	$19,823	$6,713	34%
Operations and support	14,928	12,371	2,557	21
Marketing	19,937	16,332	3,605	22
Product development	22,712	22,567	145	1
General administrative	35,559	21,813	13,746	63
Depreciation and amortization	7,327	8,899	(1,572)	(18)
Total costs and expenses	$126,999	$101,805	$25,194	25%
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately). Cost of revenue (exclusive of depreciation and amortization shown separately) increased $6.7 million, or 34%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 125% increase in revenue as the business continues to recover from the COVID-19 pandemic. The increase includes a $6.4 million increase in merchant fees, a $1.5 million increase in customer claim costs related to the Rover Guarantee program, and a $0.4 million increase in technology platform costs. In aggregate, these cost increases represent a 100% growth for those items. These increases were driven by changes in demand for our platform as illustrated by the 124% increase in GBV and related platform activity. These increases were partially offset by a net decrease of $2.3 million in the amortization of internal-use software as we accelerated $2.6 million of amortization associated with the discontinuation of the Rover Now service in 2020 versus only $0.3 million from the discontinuation of grooming services in the fourth quarter 2021. We expect cost of revenue (exclusive of depreciation and amortization shown separately) to increase in absolute dollars for the year ending December 31, 2022 due to increased bookings as the pandemic restrictions continue to ease, resulting in further recovery in travel and more workers returning to the office.
Operations and Support. Operations and support expenses increased $2.6 million, or 21%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was the result of a $0.3 million increase in personnel-related costs for the operations and support team as well as a $1.9 million increase in third-party costs related to outsourced support providers in response to changes in demand for our platform as illustrated by the 75% increase in the number of bookings and related platform activity as the business continues to recover from the COVID-19 pandemic. The increase was also driven by a $0.8 million increase in the allocation of overhead costs due to a 97% increase in headcount, and a $0.3 million increase in stock-based compensation expense related to the vesting of restricted stock units in 2021. These increases were partially offset by a $0.5 million decrease in severance expense related to the reduction in force in the first quarter of 2020. We expect operations and support expenses to increase in absolute dollars for the year ending December 31, 2022 due to increased bookings as the pandemic restrictions continue to ease, as well as higher wages for operations and support team and outsourced support providers.
Marketing. Marketing expenses increased $3.6 million, or 22%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in marketing expenses was the result of a $4.9 million increase in advertising spend as we strategically invested in new customer acquisition as demand for pet care services continued to recover from the COVID-19 pandemic, and a $0.4 million increase in stock-based compensation expense related to the vesting of restricted stock units in 2021. These increases were partially offset by a $0.8 million decrease in personnel costs due to an overall decline in the average number of employees, and a $0.4 million decrease in severance expense related to the reduction in force in the first quarter of 2020. We expect marketing expenses to increase in absolute dollars for the year ending December 31, 2022 as we increase advertising to attract more pet parents as travel restrictions ease, and increase personnel expense due to increased headcount and wage inflation.
Product Development. Product development expenses increased $0.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily due to a $2.1 million increase in stock-based compensation expense related to the vesting of restricted stock units in 2021. This increase was almost entirely offset by a $1.3 million decrease in severance expense related to the reduction in force in the first quarter of 2020 and a $0.5 million decrease in other personnel costs due to an overall decline in the average number of employees. We expect product development expenses to increase in absolute dollars for the year ending December 31, 2022 due to increased personnel expense resulting from increased headcount and wage inflation as we continue hiring to support innovation and maintenance of the marketplace.
General and Administrative. General and administrative expenses increased $13.7 million, or 63%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in general and administrative expenses was due to a $5.4 million increase of professional services related to the Merger and our secondary offering of Class A Common Stock in November 2021, a $3.6 million increase in personnel costs due to a 52% increase in headcount as we invest in and support operating as a public company as well as the expected growth in our business, a $3.0 million increase in stock-based compensation expense related to the vesting of restricted stock units in 2021, a $1.5 million increase of insurance expense related to the expansion of our directors and officers insurance policy, and a $0.7 million increase in SEC reporting expenses related to public filings associated with becoming a public company. These increases were partially offset by a $0.6 million decrease in severance expense related to the reduction in force in the first quarter of 2020, and a $0.6 million decrease in overhead allocations. We expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2022 due to additional annual public company expenses and increased personnel expense resulting from increased headcount and wage inflation.
Depreciation and Amortization. Depreciation and amortization decreased $1.6 million, or 18%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. We expect depreciation and amortization to increase in absolute dollars for the year ending December 31, 2022 due to investments in technology equipment for our employees as we continue to increase headcount.
Other Income (Expense), Net
Interest Income. Interest income decreased $0.4 million, or 90%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily related to a decrease in longer term investments as we shifted to a more conservative strategy in 2020 and the first half of 2021 due to the COVID-19 pandemic. We expect interest income to increase in absolute dollars for the year ending December 31, 2022 due to a higher average cash and investments balance.
Interest Expense. Interest expense decreased $0.2 million, or 6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily the result of the debt outstanding for a shorter period of time in 2021 as compared to 2020 due to the repayment of all of our outstanding debt during 2021. We expect interest expense to decrease in absolute dollars for the year ending December 31, 2022 due to our current lack of debt.
Loss on Impairment of DogHero Investment. The $2.1 million decrease was due to the write-down of our investment in DogHero, a pet care marketplace based in Brazil, for the year ended December 31, 2020. As this was a one-time write-down during 2020, we will not have this impairment expense in future periods.
Change in Fair Value of Earnout Liabilities. Change in fair value of liabilities related to the Earnout Shares increased $46.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We recognized a loss on the contingent earnout liability of $46.0 million due to the change in the fair value of our Class A Common Stock after consummation of the Merger. As the Earnout Shares were reclassified to equity as of December 31, 2021, we will no longer have to account for the Earnout Shares as a liability or report any change in fair value as a non-cash expense. As a result, we will not have this expense in future periods. See “Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Change in Fair Value of Derivative Warrant Liabilities. Change in fair value of derivative warrant liabilities increased $2.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. We recognized a $2.1 million gain due to the change in the fair value of our Warrants during the respective period the Warrants were outstanding. Due to the cashless exercise of certain of the previously outstanding warrants during December 2021 and January 2022 and the subsequent issuance of Class A Common Stock in January 2022, we will no longer have to account for the Warrants as a liability or report any change in fair value as a non-cash expense after January 2022. As a result, we will recognize a change in fair value related to the derivative warrant liabilities during 2022, but it will not recur in future years. See “Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”

Other Income (Expense), Net. The $0.5 million decrease in other income (expense), net for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was the result of income received in 2020 from the sale of certain class action settlement rights and the sale of longer term investments. Additionally, the dollar weakened year over year resulting in an increase in foreign currency expense in 2021.
Benefit From Income Taxes. Benefit from income taxes increased by $0.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 driven by the tax law change enacted increasing the general UK tax rate from 19% to 25% effective April 1, 2023. We expect benefit from income taxes to decrease and become an expense for the year ending December 31, 2022 due to the one-time tax benefit in 2021 of the UK tax rate change and our European subsidiaries being limited risk service providers.
Comparisons for the Years Ended December 31, 2020 and 2019

The following tables set forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$48,800	$95,052
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,823	23,522
Operations and support	12,371	19,882
Marketing	16,332	49,921
Product development	22,567	22,066
General and administrative	21,813	24,947
Depreciation and amortization	8,899	8,390
Total costs and expenses	101,805	148,728
Loss from operations	(53,005)	(53,676)
Other income (expense), net:
Interest income	488	2,807
Interest expense	(3,154)	(204)
Loss from impairment of DogHero investment	(2,080)	—
Other income (expense), net	172	(1,109)
Total other income (expense), net	(4,574)	1,494
Loss before income taxes	(57,579)	(52,182)
Benefit from income taxes	94	468
Net loss	$(57,485)	$(51,714)
________________
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operations and support	$299	$277
Marketing	397	301
Product development	1,873	1,486
General and administrative	2,972	2,003
Total stock-based compensation expense	$5,541	$4,067

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2020	2019
Revenue	100%	100%
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41	25
Operations and support	25	21
Marketing	33	53
Product development	46	23
General and administrative	45	26
Depreciation and amortization	18	9
Total costs and expenses	208	157
Loss from operations	(108)	(57)
Other income (expense), net:
Interest income	1	3
Interest expense	(6)	—
Loss from impairment of DogHero investment	(4)	—
Other income (expense), net	—	(1)
Total other income (expense), net	(9)	2
Loss before income taxes	(117)	(55)
Benefit from income taxes	—	—
Net loss	(117)%	(55)%
________________
(1)Costs and expenses include stock-based compensation expense.

Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(in thousands)
Revenue	$48,800	$95,052	$(46,252)	(49)%
The decrease in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a 43% decrease in the number of bookings on our platform and a 7% decrease in the ABV due to the COVID-19 pandemic. Demand for overnight and daytime pet care is primarily linked to pet parents traveling or working outside of the home, which have declined in 2020 as a result of widespread stay at home orders by local governments. As result of this COVID-19 impact, ABV decreased due to an increase in mix towards daytime services, which have lower GBV than overnight services, as well as a reduction in the average number of nights per stay for overnight services.

Costs and Expenses

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(in thousands)
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$19,823	$23,522	$(3,699)	(16)%
Operations and support	12,371	19,882	(7,511)	(38)
Marketing	16,332	49,921	(33,589)	(67)
Product development	22,567	22,066	501	2
General administrative	21,813	24,947	(3,134)	(13)
Depreciation and amortization	8,899	8,390	509	6
Total costs and expenses	$101,805	$148,728	$(46,923)	(32)%
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately). The decrease in cost of revenue (exclusive of depreciation and amortization shown separately) for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of a 49% decrease in revenue due to the COVID-19 pandemic. The decrease includes a $5.0 million decrease in merchant fees, a $1.4 million decrease in pet care provider background check costs, a $1.3 million decrease in customer claim costs related to the Rover Guarantee, and a $0.9 million decrease in technology platform costs. The decreases were partially offset by a $4.6 million increase in amortization expense for internal-use software, including a $2.6 million acceleration of internal-use software related to the discontinuation of our on-demand service and a $0.4 million increase in Rover Store costs.
Operations and Support. The decrease in operations and support expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in personnel-related costs for the operations and support team as well as a decrease in third-party costs related to outsourced support providers in response to changes in demand for our platform as illustrated by the 43% decrease in the number of bookings on our platform due to the COVID-19 pandemic and the reduced need for pet care provider onboarding and general platform user support activities. The decrease consisted of a $4.7 million decrease in personnel costs as a result of the reduction in force, a $2.2 million decrease of third-party customer service provider costs, a $0.7 million decrease in allocation of overhead costs and $0.4 million of other decreases primarily as a result of the discontinuation of our on-demand services. These reductions were partially offset by $0.5 million of severance costs related to the reduction in our workforce in response to the impact of the COVID-19 pandemic.
Marketing. The decrease in marketing expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of a $30.4 million reduction in discretionary customer acquisition expenses, a $1.4 million reduction of professional services costs, and a $2.1 million reduction in personnel costs as a result of the reduction in force. These reductions were made to reduce cash outlays due to a 43% reduction in the number of bookings on our platform as a result of the COVID-19 pandemic. The decreases were offset by $0.3 million of severance costs related to the reduction in our workforce.
Product Development. Product development expenses for the year ended December 31, 2020 were up slightly from the year ended December 31, 2019 and was the result of a $1.5 million increase in allocated overhead costs and $1.5 million of severance costs associated with the reduction in our workforce. These costs were offset by a $2.1 million decrease in personnel expenses as a result of the reduction in our workforce, a $0.4 million reduction in third party contractor costs, and a $0.2 million reduction in expenses associated with product development.
General and Administrative. The decrease in general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of $2.0 million of personnel cost reductions as a result of the reduction in force, a $1.4 million decrease in professional services, a $0.2 million reduction in facilities and other overhead costs, a $0.2 million decrease in state and local taxes, and a $0.1 million decrease in bank fees. These decreases were partially offset by $0.6 million of severance costs due to the reduction in our workforce and a $0.3 million increase in insurance costs due to rate increases.
Depreciation and Amortization. The increase in depreciation and amortization expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to a $3.0 million increase in the depreciation expense for property, plant, and equipment as a result of office expansion to support our previously anticipated headcount growth. This increase was partially offset by a $2.5 million decrease of intangible asset amortization expense as a result of certain intangible assets related to the DogVacay acquisition reaching the end of their useful lives.
Other Income (Expense), Net
Interest Income. The $2.3 million decrease in interest income for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to a decline in interest rates year over year as well as a decrease in short-term investments.
Interest Expense. The $2.9 million increase in interest expense for year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of the addition of a $11.4 million principal amount of revolving borrowings and $15.0 million of term borrowings under the credit facility, and $30.0 million under the subordinated credit facility in March 2020. In addition, in April 2020, we were approved for and received a $8.1 million PPP Loan.
Loss on Impairment of DogHero Investment. The increase for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of a $2.1 million write-down of our investment in DogHero, a pet care marketplace based in Brazil.
Other Income (Expense), Net. The $1.3 million decrease in other income (expense), net for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of $0.4 million of foreign currency exchange losses recorded in 2019 primarily related to the transfer of intangible assets from our European entities to our U.S. entity, $0.5 million of one-time expenses recognized in 2019 related to early exits from excess office spaces, and a $0.2 million increase in 2020 in other income primarily related to a settlement received from a class action lawsuit.
Benefit From Income Taxes. Benefit from income taxes decreased by $0.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 driven by the conversion of the European subsidiaries to limited risk service providers.
Non-GAAP Measures

We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP Operations and Support Expense, Non-GAAP Marketing Expense, Non-GAAP Product Development Expense and Non-GAAP General and Administrative Expense (collectively, the “Non-GAAP Financial Measures”), to evaluate the health of our business, measure our operating performance, identify trends, prepare financial forecasts and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

We believe that these Non-GAAP Financial Measures, when taken together with their corresponding comparable U.S. GAAP financial measure, provide meaningful supplemental information regarding our operating performance by excluding certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that may not be indicative of our recurring core business, results of operations, or outlook. By presenting these Non-GAAP Financial Measures, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance, and we believe that investors’ understanding of our performance is enhanced by our presenting these Non-GAAP Financial Measures, as they provide a reasonable basis for comparing our ongoing results of operations and those of other companies.

We use the Non-GAAP Financial Measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We consider the Non-GAAP Financial Measures to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

We believe that both management and investors benefit from referring to these Non-GAAP Financial Measures in assessing our performance and when planning, forecasting, and analyzing future periods. These Non-GAAP Financial Measures also facilitate management’s internal comparisons to our historical performance. We believe these Non-GAAP Financial Measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and in assessing the health of our business and our operating performance and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Accordingly, we believe that these Non-GAAP Financial Measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

The Non-GAAP Financial Measures have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for, financial information prepared in accordance with GAAP. Examples of these limitations include:

•these measures do not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•these measures do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA excludes certain restructuring and merger and acquisition-related charges, part of which may be settled in cash;
•these measures exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•these measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements;
•these measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these Non-GAAP Financial Measures; and
•our calculation of these Non-GAAP Financial Measures may differ from similarly titled non-GAAP measures, if any, reported by our peer companies, or our peer companies may use other measures to calculate their financial performance, and therefore our use of the Non-GAAP Financial Measures may not be directly comparable to similarly titled measures of other companies.

In order to compensate for these limitations, management presents the Non-GAAP Financial Measures in connection with GAAP results. In addition, such financial information is unaudited and does not conform to SEC Regulation S-X and as a result such information may be presented differently in our future filings with the SEC. For example, due to Warrant and Earnout Shares liabilities resulting from the Merger, we now exclude change in fair value, net from net loss in our Adjusted EBITDA calculation, which had not been done in periods prior to the quarter ended September 30, 2021 and will have less impact on the calculations for future periods due to their reclassification to equity as of December 31, 2021 for the Earnout Shares and in January 2022 for the Warrants. Moreover, the year ended December 31, 2020 calculations exclude an impairment loss not reflected in other years and the year ended December 31, 2021 calculations exclude expenses related to a secondary offering not reflected in other years.

The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should not be considered as substitutes for GAAP financial measures such as net income (loss), operating expenses or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

Adjusted EBITDA

We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as restructuring, investment impairment, certain merger and acquisition-related costs and transaction expenses. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period.

The following table presents a reconciliation of Adjusted EBITDA from net loss, along with Adjusted EBITDA margin, for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$109,837	$48,800	$95,052
Adjusted EBITDA reconciliation:
Net loss	$(64,049)	$(57,485)	$(51,714)
Add (deduct):
Depreciation and amortization (1)	14,683	18,713	13,596
Stock-based compensation expense (2)	11,061	5,541	4,520
Interest expense	2,952	3,154	204
Interest income	(49)	(488)	(2,807)
Loss from impairment of Dog Hero investment	—	2,080	—
Change in fair value, net (3)	43,926	—	—
Other (income) expense, net	284	(171)	1,109
Income tax (benefit) expense	(226)	(94)	(468)
Restructuring expense (4)	—	3,763	—
Merger and acquisition-related costs (5)	2,556	31	341
Transaction-related expenses (6)	1,263	—	—
Adjusted EBITDA	$12,401	$(24,956)	$(35,219)
Adjusted EBITDA margin (7)	11%	(51)%	(37)%
________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as for professional services to non-employees.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Earnout Shares and Warrant liabilities.
(4)Restructuring expense include costs for severance-related and legal costs incurred during the implementation of our restructuring plan.
(5)Merger and acquisition-related costs include accounting, legal, consulting and travel related expenses incurred in connection with the merger and business combinations.
(6)Transaction-related expenses include costs related to our secondary offering in the fourth quarter of 2021.
(7)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.

In the year ended December 31, 2021, Adjusted EBITDA was $12.4 million, an improvement of $37.4 million compared to ($25.0) million in the year ended December 31, 2020. This improvement was primarily due to a 75% increase in total bookings and an increase in ABV, as our marketplace scaled and pet parents traveled more. This improvement of marketplace performance led to a $61.0 million improvement in revenue, which became the main driver of our improvement in Adjusted EBITDA. Over the long term, we expect Adjusted EBITDA to be positive and increase over time as a result of continued growth in bookings on our platform and operational efficiency gains. However, in the near term, there remains some uncertainty due to the COVID-19 pandemic. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19.”
In 2020, Adjusted EBITDA was ($25.0) million, an improvement of $10.2 million compared to ($35.2) million in 2019, primarily due to the impact of COVID-19 pandemic on transactions on our marketplace and the subsequent cost-cutting actions to reduce our cash burn by turning off substantially all paid acquisition marketing activities and implementing a reduction in force of approximately 40% of our employees and moving approximately 10% of our employees to standby or furlough.
The following table presents a reconciliation of Adjusted EBITDA from net loss, along with Adjusted EBITDA margin, for each of the last eight fiscal quarters ended December 31, 2021:

	Three Months Ended
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30. 2021	Dec. 31. 2021

Revenue	$16,991	$5,381	$13,260	$13,168	$12,196	$24,482	$35,153	$38,006
Adjusted EBITDA reconciliation:
Net (loss) income	$(20,545)	$(18,079)	$(10,359)	$(8,502)	$(10,591)	$(2,806)	$(84,537)	$33,885
Add (deduct):
Depreciation and amortization (1)	4,644	6,599	3,857	3,613	3,569	3,608	3,638	3,868
Stock-based compensation expense (2)	1,585	894	1,789	1,273	1,001	1,147	994	7,919
Interest expense	249	1,009	1,186	710	697	703	1,534	18
Interest income	(332)	(129)	(22)	(5)	(4)	(4)	(19)	(22)
Loss from impairment of DogHero investment	—	—	2,000	80	—	—	—	—
Change in fair value, net (3)	—	—	—	—	—	—	83,580	(39,654)
Other (income) expense, net	44	144	(77)	(281)	51	26	116	91
Income tax (benefit) expense	(23)	(29)	(70)	28	14	(331)	36	55
Restructuring expense (4)	2,080	1,159	511	13	—	—	—	—
Merger and acquisition-related costs (5)	28	3	—	—	905	151	1,280	220
Transaction expenses (6)	—	—	—	—	—	—	—	1,263
Adjusted EBITDA	$(12,270)	$(8,428)	$(1,187)	$(3,071)	$(4,358)	$2,494	$6,622	$7,643
Adjusted EBITDA margin (7)	(72)%	(157)%	(9)%	(23)%	(36)%	10%	19%	20%
________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as for professional services to non-employees.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Earnout Shares and Warrant liabilities.
(4)Restructuring expense include costs for severance-related and legal costs incurred during the implementation of our restructuring plan.
(5)Merger and acquisition-related costs include accounting, legal, consulting and travel related expenses incurred in connection with the merger and business combinations.
(6)Transaction-related expenses include costs related to our secondary offering in the fourth quarter of 2021.
(7)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.

In the three months ended December 31, 2021, Adjusted EBITDA was $7.6 million, an improvement of $10.7 million compared to ($3.1) million in the three months ended December 31, 2020. This improvement was primarily due to a 117% increase in total bookings and an increase in ABV, as our marketplace scaled and pet parents traveled more. This improvement of marketplace performance led to a $24.8 million improvement in revenue, which became the main driver of our improvement in Adjusted EBITDA. Over the long term, we expect Adjusted EBITDA to be positive and increase over time as a result of continued growth in bookings on our platform and operational efficiency gains. However, in the near term, there remains some uncertainty due to the COVID-19 pandemic. For additional information regarding the impact of the COVID-19 pandemic on our business, see “—Impact of COVID-19.”
Non-GAAP Operating Expenses
We calculate Non-GAAP Operations and Support Expense, Non-GAAP Marketing Expense, Non-GAAP Product Development Expense and Non-GAAP General and Administrative Expense by excluding the non-cash expenses arising from the grant of stock-based awards. These non-GAAP operating expenses are also presented as a percentage of revenue, which is calculated by dividing the specific non-GAAP operating expense for a period by revenue for the same period.

	Year Ended December 31,
	2021		2020		2019
	Amount	%	Amount	%	Amount	%

Revenue	$109,837	100%	$48,800	100%	$95,052	100%

Operations and support expense	$14,928	14%	$12,371	25%	$19,882	21%
Less: Stock-based compensation expense	(545)	(1)	(299)	(1)	(277)	—
Non-GAAP Operations and support expense	$14,383	13%	$12,072	24%	$19,605	21%

Marketing expense	$19,937	18%	$16,332	34%	$49,921	53%
Less: Stock-based compensation expense	(725)	(1)	(397)	(1)	(301)	(1)
Non-GAAP Marketing expense	$19,212	17%	$15,935	33%	$49,620	52%

Product development expense	$22,712	21%	$22,567	46%	$22,066	23%
Less: Stock-based compensation expense	(3,821)	(4)	(1,873)	(4)	(1,486)	(2)
Non-GAAP Product development expense	$18,891	17%	$20,694	42%	$20,580	21%

General and administrative expense	$35,559	32%	$21,813	45%	$24,947	26%
Less: Stock-based compensation expense	(5,970)	(5)	(2,972)	(6)	(2,003)	(2)
Non-GAAP General and administrative expense	$29,589	27%	$18,841	39%	$22,944	24%
Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents. As of December 31, 2021, we had $278.9 million of cash and cash equivalents and $4.3 million in long-term investments. This represents an increase in cash and cash equivalents of $198.1 million from December 31, 2020 due to the $235.6 million of net proceeds from the Merger after the repayment of outstanding debt. See Note 3—Reverse Recapitalization. Additionally, these amounts do not include funds of $26.0 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents balances consist of operating cash on deposit with financial institutions and money market fund investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, and investment grade corporate securities.

As a result of the terminations of our credit facilities and Paycheck Protection Program Promissory Note and Agreement during the year ended December 31, 2021 as discussed in Note 10—Debt, we no longer have any outstanding debt or existing credit agreements.

Since inception, we have incurred operating losses and, until 2021, negative operating cash flows, and have financed our operations through the sale of equity securities, the incurrence of debt, and the cash proceeds from the Merger. For the year ended December 31, 2021, we incurred operating losses of $17.2 million, but generated positive operating cash flows of $14.3 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future, and negative operating cash flows could return. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents, combined with any cash flows from operations, will be sufficient to fund our operations through December 31, 2022 and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenues and the impact of the COVID-19 pandemic and other factors described in “Risk Factors.”

We will continually evaluate opportunities to enhance our long-term liquidity for any long-term funding not provided by operating cash flows and cash and cash equivalents, which could include selling additional equity or debt securities, or obtaining credit facilities, for strategic reasons or to further strengthen our financial position. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to secure financing, or issue additional equity or debt securities. The sale of additional equity or convertible debt securities would be dilutive to our stockholders. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Capital Resources

We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, technology and platform enhancements, research of new service offerings and adjacent opportunities, as well as investments in marketing and advertising and personnel to support our growth and newly public company status.

Our material cash requirements from known contractual and other obligations as of December 31, 2021 primarily relate to lease obligations. See Note 11—Commitments and Contingencies for a discussion of our lease obligations and other commitments. We anticipate long-term cash uses may also include strategic acquisitions or investments.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,334	$(56,955)	$(24,721)
Investing activities	(11,490)	31,419	14,717
Financing activities	195,247	38,631	773
Effect of foreign exchange on cash and cash equivalents	(35)	99	(70)
Net increase (decrease) in cash and cash equivalents	$198,056	$13,194	$(9,301)
Operating Activities

Net cash provided by operating activities was $14.3 million for the year ended December 31, 2021. The most significant component of our cash provided by operations was a net loss of $64.0 million, which included non-cash expense related to the change in fair value of earnout and warrant liabilities of $43.9 million, depreciation and amortization totaling $14.7 million, stock-based compensation of $11.1 million and $2.1 million of non-cash operating lease costs. In addition, a cash inflow of $6.1 million was attributable to changes in operating assets and liabilities as a result of an increase of $27.4 million in deferred revenue, pet parent deposits, and pet service provider liabilities due to increased payments received from customers in advance of revenue recognition, offset by a $23.0 million increase in accounts receivable due to an increase in funds held with a new payment processor.
Net cash used in operating activities was $57.0 million for the year ended December 31, 2020. The most significant component of our cash used was a net loss of $57.5 million. This included non-cash expense related to stock-based compensation of $5.5 million, an impairment of $2.1 million related to our investment in Dog Hero and depreciation and amortization totaling to $18.7 million. In addition, a cash outflow totaling $26.5 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease of $20.6 million in deferred revenue, pet parent deposits, and pet service provider liabilities due to decreased bookings along with revenue recognized from amounts billed and collected in prior periods, and a decrease of $4.4 million in accounts payable as a result of timing of payments to vendors.
Net cash used in operating activities was $24.7 million for the year ended December 31, 2019. The most significant component of our cash used was a net loss of $51.7 million. This included non-cash expense related to stock-based compensation of $4.1 million and depreciation and amortization totaling to $13.6 million. This was partially offset by a cash inflow totaling $9.6 million attributable to changes in operating assets and liabilities, primarily as a result of an increase of $5.4 million of deferred rent included in other noncurrent liabilities, and a $6.0 million increase in deferred revenue, pet parent deposits and pet service provider liabilities due to increased payments received from customers in advance of revenue recognition.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $11.5 million, which was primarily driven by our investment in internal-use software of $6.3 million associated with new product development and technology enhancements, purchase of available-for-sale securities of $4.3 million, and the purchase of property and equipment of $0.9 million for computers and peripheral equipment to support the 51% increase in total headcount.
Net cash provided by investing activities for the year ended December 31, 2020 was $31.4 million, which was primarily due to net short-term investment cash inflows of $36.2 million, offset by investment in internal-use software of $6.8 million and purchases of property and equipment of $0.9 million.
Net cash provided by investing activities for the year ended December 31, 2019 was $14.7 million, which was primarily due to net short-term investment cash inflows of $48.0 million, offset by purchases of property and equipment of $16.4 million, investment in internal-use software of $11.9 million, and an equity investment in DogHero Ltd. of $5.0 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $195.2 million, which primarily consisted of $235.5 million of net proceeds related to the Merger, partially offset by $38.1 million of repayment of borrowings on our credit facilities.
Net cash provided by financing activities for the year ended December 31, 2020 was $38.6 million, which was primarily due to net proceeds from borrowings under our credit facilities.
Net cash provided by financing activities for the year ended December 31, 2019 was $0.8 million, which consisted of proceeds from exercise of common stock options.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements, we believe that the accounting policies below are most critical to understanding our financial condition and historical and future results of operations.
Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted as of January 1, 2019 on a modified retrospective basis. We generate substantially all of our revenue from facilitating the connection between pet care providers and pet parents. We consider both pet parents and pet care providers to be our customers. We charge a fixed percentage service fee for each arrangement of pet-related services between the pet parent and the pet service provider on our platform, or a booking. The fixed percentage service fees are established at the time a pet parent or pet provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which we earn our fixed service fee. Our single performance obligation is identified as the facilitation of the connection between pet care provider and pet parent through our platform, which occurs upon the completion of a booking. Revenue is recognized at a point in time when the performance obligation is satisfied upon completion of a booking and the related underlying pet-related services have begun.

We evaluate the presentation of revenue on a gross or net basis based on whether or not we are the principal in the transaction (gross) or whether we arrange for other parties to provide the service to the pet parent and are an agent (net) in the transaction. We determined that we do not control the right to use the pet-related services provided by the pet service provider to the pet parent. Accordingly, we concluded that we are acting in an agent capacity and revenue is presented net reflecting the service fees received from our customers to facilitate a booking.

We offer discounts to pet parents to encourage use of the Company’s platform. Discounts are primarily in the form of coupon codes for prospective pet parents and are accounted for as reductions to revenue.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options and restricted stock units (“RSUs”) to employees, directors, and consultants of the Company. We estimate the fair value of stock options granted to employees, non-employees and directors using the Black-Scholes option pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period.
The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:
•Fair Value of Common Stock. See “—Common Stock Valuations” below.
•Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected Volatility. Because prior to the closing of the Merger we had been privately held and did not have any trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded peer companies over a period equal to the expected term of the stock option grants. As our Class A Common Stock only recently became publicly traded, the expected volatility for our stock options will be determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards in the future until we have a sufficient period of our own volatility
•Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.
•Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our Class A Common Stock. Therefore, we used an expected dividend yield of zero.
See Note 15—Stock-Based Compensation to our consolidated financial statements included elsewhere in this Annual Report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, stock-based compensation could be materially different.

Common Stock Valuations
Historically, for all periods prior to the Merger, since there had been no public market for Legacy Rover’s common stock, the fair value of the shares of common stock underlying Legacy Rover’s share-based awards was estimated on each grant date by the Legacy Rover Board. To determine the fair value of Legacy Rover’s common stock underlying option grants, the Legacy Rover Board considered, among other things, input from management, valuations of Legacy Rover common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Legacy Rover Board’s assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors include, but are not limited to:
•our results of operations and financial position, including the present value of expected future cash flows and the value of tangible and intangible assets;
•risks and opportunities relevant to our business;
•the status of platform development activities;
•our business conditions and projections;
•the market value of companies engaged in a substantially similar business;
•the lack of marketability of our common stock as a private company;
•the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions;
•the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of the company, given prevailing market conditions;
•the hiring of key personnel and the experience of management; and
•trends and developments in our industry, including the impact of COVID-19.
For valuations performed prior to October 31, 2020, Legacy Rover used the option pricing method (“OPM”) back-solve method. In an OPM framework, the back-solve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. This method was selected due to Legacy Rover’s stage and uncertainty regarding the timing and probability of possible future exit scenarios.
For valuations performed on and subsequent to October 31, 2020, Legacy Rover used a hybrid method of the OPM and the Probability-Weighted Expected Return Method (“PWERM”). PWERM considers various potential liquidity outcomes. This approach included the use of an initial public offering scenario, a strategic merger or sale scenario, and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.
Leases
For leases with a term greater than 12 months, the Company records the related right-of-use (“ROU”) asset and lease liability at the present value of lease payments over the term. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor.
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. Management has determined that the Company has a single reporting unit and performs its annual goodwill impairment test as of October 31, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment. The Company completed a qualitative analysis as of October 31, 2021 and no impairment of goodwill was recognized.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for recently issued accounting pronouncements not yet adopted, recently accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
Internal Control Over Financial Reporting
See Item 9A. Controls and Procedures to our consolidated financial statements included elsewhere in this Annual Report for more information concerning internal controls over financial reporting.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We expect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of market and other risks, including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
Our investment portfolio may consist of short-term and long-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.

Based on our investment portfolio balance as of December 31, 2021 and 2020, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries will be expected to have other functional currencies, including the British Pound, the Euro and the Canadian dollar. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Rover Group, Inc. Audited Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	98
Consolidated Balance Sheets as of December 31, 2021 and 2020	99
Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019	100
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020, and 2019	101
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020, and 2019	102
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	103
Notes to Consolidated Financial Statements	105

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rover Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rover Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021 and the manner in which it accounts for revenue from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 21, 2022
We have served as the Company's auditor since 2018.

ROVER GROUP, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$278,904	$80,848
Accounts receivable, net	26,023	2,992
Prepaid expenses and other current assets	6,113	3,629
Total current assets	311,040	87,469
Property and equipment, net	20,874	24,923
Operating lease right-of-use assets	21,495	—
Intangible assets, net	4,469	7,967
Goodwill	33,159	33,159
Deferred tax asset, net	1,477	1,235
Long-term investments	4,292	—
Other noncurrent assets	348	134
Total assets	$397,154	$154,887
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,043	$1,301
Accrued compensation and related expenses	6,600	3,269
Accrued expenses and other current liabilities	3,021	2,747
Deferred revenue	3,077	751
Pet parent deposits	28,269	7,931
Pet service provider liabilities	10,894	6,140
Debt, current portion	—	4,128
Operating lease liabilities, current portion	2,433	—
Total current liabilities	59,337	26,267
Deferred rent, net of current portion	—	2,248
Debt, net of current portion	—	33,398
Operating lease liabilities, net of current portion	25,198	—
Derivative warrant liabilities	19,943	—
Other noncurrent liabilities	84	4,659
Total liabilities	104,562	66,572
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.00001 par value, no shares and 87,611 authorized as of December 31, 2021 and 2020, respectively; no shares and 90,814 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $294,802 as of December 31, 2020	—	290,427
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 and no shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 990,000 and 144,250 shares authorized as of December 31, 2021 and 2020, respectively; 177,342 and 30,398 shares issued and outstanding as of December 31, 2021 and 2020, respectively	18	3
Additional paid-in capital	612,680	53,909
Accumulated other comprehensive income	220	253
Accumulated deficit	(320,326)	(256,277)
Total stockholders’ equity (deficit)	292,592	(202,112)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$397,154	$154,887
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$109,837	$48,800	$95,052
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,536	19,823	23,522
Operations and support	14,928	12,371	19,882
Marketing	19,937	16,332	49,921
Product development	22,712	22,567	22,066
General and administrative	35,559	21,813	24,947
Depreciation and amortization	7,327	8,899	8,390
Total costs and expenses	126,999	101,805	148,728
Loss from operations	(17,162)	(53,005)	(53,676)
Other income (expense), net:
Interest income	49	488	2,807
Interest expense	(2,952)	(3,154)	(204)
Loss from impairment of DogHero investment	—	(2,080)	—
Change in fair value of earnout liabilities	(46,015)	—	—
Change in fair value of derivative warrant liabilities	2,089	—	—
Other income (expense), net	(284)	172	(1,109)
Total other income (expense), net	(47,113)	(4,574)	1,494
Loss before income taxes	(64,275)	(57,579)	(52,182)
Benefit from income taxes	226	94	468
Net loss	$(64,049)	$(57,485)	$(51,714)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.92)	$(1.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	89,004	29,896	29,138
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(64,049)	$(57,485)	$(51,714)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(32)	148	117
Unrealized gain (loss) on available-for-sale securities	(1)	(64)	71
Other comprehensive income	(33)	84	188
Comprehensive loss	$(64,082)	$(57,401)	$(51,526)
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	90,305	$286,736	28,778	$3	$41,392	$(19)	$(147,690)	$(106,314)
Cumulative effect of change in accounting principle related to the adoption of ASC 606	—	—	—	—	—	—	612	612
Issuance of Series G redeemable convertible preferred stock and common stock to settle Barking Dog Ventures, Ltd. holdback	500	3,629	1	—	4	—	—	4
Issuance of common stock from exercises of stock options	—	—	835	—	773	—	—	773
Stock-based compensation	—	—	—	—	4,067	—	—	4,067
Issuance of common stock warrants	—	—	—	—	687	—	—	687
Foreign currency translation adjustments	—	—	—	—	—	117	—	117
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	71	—	71
Net loss	—	—	—	—	—	—	(51,714)	(51,714)
Balance as of December 31, 2019	90,805	290,365	29,614	3	46,923	169	(198,792)	(151,697)
Issuance of Series G redeemable convertible preferred stock to settle Barking Dog Ventures, Ltd. holdback	9	62	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	784	—	788	—	—	788
Stock-based compensation	—	—	—	—	5,541	—	—	5,541
Issuance of common stock warrants	—	—	—	—	657	—	—	657
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(57,485)	(57,485)
Balance as of December 31, 2020	90,814	290,427	30,398	3	53,909	253	(256,277)	(202,112)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(90,814)	(290,427)	90,814	9	290,418	—	—	290,427
Reverse recapitalization transaction, net of costs and acquired liabilities	—	—	32,721	4	213,455	—	—	213,459
Earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(228,082)	—	—	(228,082)
Reclassification of Sponsor earnout liability upon settlement	—	—	—	—	33,010	—	—	33,010
Reclassification of earnout liability and issuance of common stock upon triggering events	—	—	17,541	2	241,075	—	—	241,077
Exercise of stock options and issuance of common stock	—	—	5,089	—	6,505	—	—	6,505
Issuance of common stock from net exercises of warrants	—	—	779	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	—	—	(8,673)	—	—	(8,673)
Stock-based compensation	—	—	—	—	11,061	—	—	11,061
Foreign currency translation adjustments	—	—	—	—	2	(32)	—	(30)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(64,049)	(64,049)
Balance as of December 31, 2021	—	$—	177,342	$18	$612,680	$220	$(320,326)	$292,592

(1) The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.0379 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net loss	$(64,049)	$(57,485)	$(51,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	11,061	5,541	4,067
Depreciation and amortization	14,683	18,713	13,596
Non-cash operating lease costs	2,062	—	—
Change in fair value of earnout liabilities	46,015	—	—
Change in fair value of derivative warrant liabilities	(2,089)	—	—
Net amortization (accretion) of investment premiums (discounts)	—	11	(639)
Issuance of common stock warrants	—	—	453
Amortization of debt issuance costs	712	841	186
Deferred income taxes	(272)	(303)	(588)
Loss on disposal of property and equipment	64	191	285
Impairment of DogHero investment	—	2,080	—
Changes in operating assets and liabilities:
Accounts receivable	(23,024)	(519)	(1,760)
Prepaid expenses and other current assets	(3,126)	460	(935)
Other noncurrent assets	(24)	(59)	(117)
Accounts payable	3,738	(4,437)	887
Accrued expenses and other current liabilities	4,060	(3,177)	666
Deferred revenue	2,325	(1,736)	518
Pet parent deposits	20,338	(13,508)	2,648
Pet service provider liabilities	4,754	(5,320)	2,846
Operating lease liabilities	(2,307)	—	—
Other noncurrent liabilities	(587)	1,752	4,880
Net cash provided by (used in) operating activities	14,334	(56,955)	(24,721)
INVESTING ACTIVITIES
Purchase of property and equipment	(881)	(910)	(16,367)
Capitalization of internal-use software	(6,340)	(6,757)	(11,906)
Proceeds from disposal of property and equipment	24	—	—
Purchases of available-for-sale securities	(4,293)	(16,286)	(72,299)
Proceeds from sales of available-for-sale securities	—	29,002	22,356
Maturities of available-for-sale securities	—	23,450	97,933
Purchase of Series C preference shares of DogHero Ltd.	—	—	(5,000)
Proceeds from sale of DogHero investment	—	2,920	—
Net cash provided by (used in) investing activities	(11,490)	31,419	14,717
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	6,505	788	773
Taxes paid related to settlement of equity awards	(8,673)	—	—
Proceeds from reverse recapitalization and related financing	268,282	—	—
Payment of deferred transaction costs related to reverse recapitalization	(32,743)	—	—
Proceeds from borrowing on credit facilities	—	64,563	—
Repayment of borrowings on credit facilities	(38,124)	(26,439)	—
Issuance costs related to debt financing	—	(281)	—
Net cash provided by financing activities	195,247	38,631	773
Effect of exchange rate changes on cash and cash equivalents	(35)	99	(70)
Net increase (decrease) in cash and cash equivalents	198,056	13,194	(9,301)
Cash and cash equivalents, beginning of year	80,848	67,654	76,955
Cash and cash equivalents, end of year	$278,904	$80,848	$67,654
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$5	$282	$7
Cash paid for interest	2,511	2,073	19

NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities (excluding those recognized upon initial adoption of ASC 842)	757	—	—
Conversion of redeemable convertible preferred stock to common stock	290,427	—	—
Earnout liability recognized upon the closing of the reverse recapitalization	228,082	—	—
Derivative warrant liabilities recognized upon the closing of the reverse recapitalization	22,032	—	—
Reclassification of earnout liabilities to additional paid-in-capital	274,097	—	—
Issuance of Series G redeemable convertible preferred stock to settle Barking Dog Ventures, Ltd. holdback	—	62	3,633
Issuance of common stock warrants under credit facility and subordinated credit facility agreements	—	657	234
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC
Notes to Consolidated Financial Statements

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
Impact of COVID-19
The COVID-19 pandemic continues to impact communities globally, including in the markets we serve in the United States, Canada, the United Kingdom and Western Europe, which in turn impacts our business. Since the outbreak began in March 2020, authorities have implemented numerous restrictive measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, and business shutdowns. These restrictive measures have not only negatively impacted consumer and business spending habits, including a significant decline in demand for pet services during 2020, the first half of 2021, and with each subsequent variant wave but they have also adversely impacted, and may continue to impact, our workforce and operations. Although the broad availability of vaccines in 2021 resulted in the most severe of these measures being eased in many U.S. geographic regions and recent announcements by certain state and local governments indicate that remaining measures will be lifted in their regions in response to the declining case numbers from the Omicron wave, some measures to contain the COVID-19 outbreak may remain in place, or be reinstated, for a significant period of time if those geographic regions experience a resurgence of COVID-19 infections, as well as new variants of the virus, such as the Delta and Omicron variants. As a result of the pandemic, we experienced an unfavorable impact on our revenue, results of operations and cash flows during 2020, 2021, and with each subsequent variant wave.
The COVID-19 pandemic event and economic conditions were significant in relation to our ability to fund business operations. In response to the impact of COVID-19, we implemented a number of cost-cutting measures to minimize cash outlays, including turning off substantially all paid acquisition marketing activities and reducing other expenses, and implemented a restructuring plan in April 2020 whereby approximately 50% of our employees were terminated or placed on standby. In connection with this restructuring, we incurred severance-related and legal costs of $3.8 million, and modified the terms of stock options previously awarded to impacted employees. See Note 15—Stock-Based Compensation and Note 18—Restructuring. Additionally, in March 2020, the Company borrowed funds to sustain business operations through the initial COVID-19 outbreak. In April 2020, the Company was approved for and received a loan from the Small Business Administration’s Paycheck Protection Program. As of December 31, 2021, all borrowings and loans were repaid. See Note 10—Debt. While we prepared our business for the potential of an extended economic shutdown, recovery began sooner than we expected during 2021.
Although we believe that demand for pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including new variants or sub-variants, may continue to affect our financial results in 2022 and beyond. The extent to which the pandemic continues to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants, the actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and how quickly and to what extent normal economic and operating conditions can resume. We may take further

ROVER GROUP, INC
Notes to Consolidated Financial Statements
actions that alter our business operations as may be required by federal, state, or local authorities or that we determine is in the best interests of our employees and our customers.
Liquidity
On July 30, 2021, the Company completed the Merger and received net proceeds of $235.6 million, net of transaction costs of $32.7 million. See Note 3—Reverse Recapitalization for additional information.
The Company has incurred losses from operations and had an accumulated deficit of $320.3 million as of December 31, 2021. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements.
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors including its growth rate. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. See Note 3—Reverse Recapitalization for additional information.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of common stock prior to the reverse recapitalization, the assumptions used in the valuation of leases, stock-based compensation expense, earnout liabilities and derivative warrant liabilities. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Net Loss per Share Attributable to Common Stockholders
The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends, but did not contractually require the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities.
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share for each period presented since the effects of potentially dilutive securities are antidilutive given the Company’s net loss.
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
Foreign Currencies
The functional currency for the Company’s foreign subsidiaries is either the U.S. dollar or the local currency depending on the assessment of management. An entity’s functional currency is determined by the currency of the economic environment in which the majority of cash is generated and expended by the entity. The financial statements of all majority-owned subsidiaries and related entities with functional currencies other than the U.S. dollar have been translated into U.S. dollars. All assets and liabilities of the respective entities are translated at year-end exchange rates and all revenue and expenses are translated at average rates during the respective period. Translation adjustments are reported as other comprehensive income (loss) in the consolidated statements of comprehensive loss.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the consolidated statements of operations. The net effect of foreign currency gains and losses was not material for any of the periods presented.
Certain Significant Risks and Uncertainties
The Company is subject to certain risks and challenges associated with other companies at a similar stage of development, including risks associated with: dependence on key personnel; marketing; adaptation to changing market dynamics and customer preferences; and potential competition including from larger companies that may have greater name recognition, longer operating histories, more and better established customer relationships and greater resources than the Company.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with stated maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents primarily consisted of money market fund investments.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Accounts Receivable
Accounts receivable primarily include funds collected by payment processors on the Company’s behalf from pet parents. Bad debt expense and the allowance for doubtful accounts were not material for any of the periods presented.
Investments
The Company classifies its investments in debt securities as available-for-sale. Investment securities are stated at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in the value of securities judged to be other-than-temporary are included in other income (expense), net in the consolidated statements of operations.
The Company regularly reviews investments for other-than-temporary impairment using both qualitative and quantitative criteria. When assessing investments for other-than-temporary declines in value, the Company considers factors such as, among other things, the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and the expected cash flows from the security. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statements of operations and consolidated statements of comprehensive loss. No such adjustments were necessary during the periods presented.
The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Dividend and interest income, and any amortization of premiums and accretion of discounts to maturity are included in interest income, net in the consolidated statement of operations. The interest earned on investments is recorded in interest income in the consolidated statements of operations.
There were no other-than-temporary impairments recognized in accumulated other comprehensive income during all periods presented. Realized gains and losses on sales of available-for-sale securities were not material for all periods presented. See Note 6—Investments for additional information.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, investments and accounts receivable. The Company maintains cash balances that may exceed the insured limits set by the Federal Deposit Insurance Corporation. The Company reduces credit risk by placing cash balances with major financial institutions that management assesses to be of high-credit quality.
For the years ended December 31, 2021, 2020, and 2019, no individual pet service provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of December 31, 2021 and 2020, accounts receivable was $26.0 million and $3.0 million, respectively, and was comprised primarily of amounts due from payment processors who collected payment from pet parents on behalf of the Company.
Comprehensive Loss
Certain gains and losses are recognized in comprehensive loss but excluded from net loss. Comprehensive loss includes net loss, unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments.
Fair Value of Financial Instruments
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1—	Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
Level 2—	Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
Level 3—	Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s assessment of the significance of a specific input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the specific asset or liability. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
The carrying values of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value based on the highly liquid, short-term nature of these instruments. The carrying amount of the Company’s outstanding debt approximates the fair value as the debt bears a floating rate that approximates the market interest rate.
Property and Equipment, net
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Depreciation provisions are based upon the following estimated useful lives:

Asset Category	Depreciation Period
Computers	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of estimated useful life of asset or remaining lease term
Upon retirement or sale, the cost of disposed assets, and the related accumulated depreciation, is removed from the accounts and any resulting gain or loss is reflected in total costs and expenses in the consolidated statements of operations.
Expenditures for maintenance and repairs are charged to expense as incurred, whereas additions and improvements that increase the value or extend the life of an asset are capitalized to property and equipment.
Leasehold improvements include enhancements made to the Company’s leased office spaces (primarily in Seattle, Washington).
Internal-Use Software
Costs incurred to develop the Company’s website and software for internal use are capitalized and amortized over its estimated useful life. Capitalization of costs to develop software begin when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. The Company also capitalizes costs related to upgrades and enhancements when it is probable the expenditures will result in significant additional functionality or will extend the useful life of existing functionality. Costs related to the design or maintenance of website development and internal-use software are expensed as incurred. The Company periodically reviews website development and internal-use software costs to determine whether the projects will be completed, placed in service, removed from service or replaced by other internally developed or third-party software. If the asset is not expected to provide any future use, the asset is retired, and any unamortized cost is expensed.
Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Management has determined that there has been no impairment of previously capitalized costs during 2021, 2020, and 2019.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Capitalized website development and internal-use software costs are included in property and equipment, net in the consolidated balance sheets. See Note 8—Balance Sheet Components for further information.
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price of a business combination, which is the sum of the consideration provided and may consist of cash, equity or a combination of the two, to the identifiable assets acquired and liabilities assumed of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use judgment and estimates, including the selection of valuation methodologies, cost of capital estimates of future revenue and cash flows, discount rates, and selection of comparable companies, among others. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill.
When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are contingent consideration or compensation for post-combination services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholder beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-combination services and recognized as expense over the requisite service period.
Acquisition-related transaction costs are expensed in the period in which the costs are incurred and included in general and administrative expense in the Company consolidated statements of operations.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. Management has determined that the Company has a single reporting unit and performs its annual goodwill impairment test as of October 31, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired.
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, cost factors that have a negative effect on earnings and cash flows, an adverse action or assessment by a regulator, estimated per share fair value of common stock, unanticipated competition or a loss of key personnel.
The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if the Company concludes otherwise, then it is required to perform a quantitative assessment for impairment.
The quantitative assessment involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the book value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company completed a qualitative analysis as of October 31, 2021 and no impairment of goodwill was recognized. The Company experienced significant disruption to its business in 2020 as a result of the rapid development of COVID-19 and the corresponding reduction in the demand for its marketplace services. The Company completed qualitative analyses as of October 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020. No impairment of goodwill was recognized during any of the periods presented.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Intangible Assets
Intangible assets are amortized over the estimated useful life of the assets. Amortization of intangible assets associated with or used in the services provided by the Company from which it generates revenue are classified within cost of revenue (exclusive of depreciation and amortization shown separately) in the Company’s statements of operations. Amortization of intangible assets not associated with or used in the services provided by the Company from which it generates revenue are classified within depreciation and amortization expense within the Company’s statements of operations. For the periods presented, amortization of the Company’s capitalized internal-use software costs related to its online platform has been included within costs of revenues. For the periods presented, amortization expense related to other intangible assets have been classified within depreciation and amortization within the Company’s statement of operations.
The Company reviews intangible assets for impairment under the long-lived asset model described below. No impairment of intangible assets was recorded during any of the periods presented.
The Company identified certain intangible assets, consisting of technology and tradenames, as defensive assets. These are assets that the Company acquired but does not intend to actively use. Rather, the Company intends to hold the assets to prevent others from obtaining access to the assets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to its estimated fair value. There was no impairment of long-lived assets for any of the periods presented.
Leases (Topic 842 since January 1, 2021)
The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. Lessees are required to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. The Company does not have material finance leases.
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
The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Rent Expense and Leasehold Improvements (Prior to adoption of Topic 842)
Rent expense for leases that provide for scheduled rent increases or free rent periods during the lease term are recognized on a straight-line basis over the term of the related leases. Certain leasehold improvements are funded by landlord incentives or allowances. Such incentives or allowances under operating leases are recorded as a component of other noncurrent liabilities and are amortized as a reduction of rent expense over the term of the related lease. The current portion of deferred rent is presented in accrued expenses and other current liabilities in the consolidated balance sheets. Rent expense and amortization of leasehold improvements are allocated to the different costs and expenses presented in the consolidated statements of operations.
Earnout Liabilities
Rover Earnout Shares
At Closing, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (“Rover Earnout Shares”) of Class A common stock subject to the occurrence of certain triggering events based on a seven year post-Closing earnout, with (1) 8,770,748 shares earned if the stock price of the Company is or exceeds $12.00 for 20 out of any 30 trading days (“Triggering Event I”), (2) 8,770,748 shares earned if the stock price of the Company is or exceeds $14.00 for 20 out of any 30 trading days (“Triggering Event II”), and (3) 2,192,687 shares earned if the stock price of the Company is or exceeds $16.00 for 20 out of any 30 trading days (“Triggering Event III”) (collectively, the “Triggering Events”). On September 29, 2021, a portion of the Rover Earnout Shares vested upon the occurrence of Triggering Event I and Triggering Event II and were subsequently issued on October 6, 2021. If there is a change of control transaction within the seven-year earnout period, then Triggering Event III that has not previously occurred will be deemed to have occurred and a total of 2,192,687 shares will be issued to Legacy Rover equity holders and be eligible to participate in the change of control transaction.
Sponsor Earnout Shares
At Closing, the Sponsor subjected 2,461,627 shares (“Sponsor Earnout Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a seven year post-Closing earnout, with (1) 984,651 shares being released upon Triggering Event I, (2) 984,651 shares being released upon Triggering Event II, and (3) 492,325 shares being released upon Triggering Event III, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing. On September 29, 2021, the Sponsor Earnout Shares vested upon the occurrence of Triggering Event I and Triggering Event II. If there is a change of control transaction within the seven-year earnout period, then immediately prior to the consummation of the change of control transaction the following will occur: (1) any Triggering Events that have not previously occurred will be deemed to have occurred and (2) all unvested Sponsor Earnout Shares will vest and be eligible to participate in the change of control transaction.
The Rover Earnout Shares and the Sponsor Earnout Shares (collectively “Earnout Shares”) are not indexed to the common stock of the Company and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of Earnout Shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of the Company. The Earnout Shares were measured at Closing, and subsequently measured at each reporting date until settled, or they met the criteria for equity classification. Changes in the fair value were recorded as a component of other income (expense), net in the consolidated statements of operations. The aggregate fair value of the Earnout Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $228.1 million. As of September 29, 2021, the Sponsor Earnout Shares were reclassified to equity. Rover Earnout Shares that vested upon the occurrence of Triggering Event I and Triggering Event II on September 29, 2021 were recorded at fair value until issued on October 6, 2021, at which time the then current fair value was reclassified to additional paid in capital. See Note 7—Fair Value for further information.
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
The Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are generally non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 14—Stock Warrants for further information.
Upon consummation of the Merger, the Company evaluated the Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The agreement governing the Warrants includes a provision that could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Warrants are not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Warrants) would be entitled to receive cash for all of their Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity (deficit). Since the Warrants meet the definition of a derivative, the Company recorded the Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants were estimated at each measurement date generally using a Monte Carlo simulation valuation model based on multiple inputs, including the implied volatility of the Public Warrants, among others.
On the consummation of the Merger, the Company recorded a liability related to the Warrants of $22.0 million, with an offsetting entry to additional paid-in capital. See Note 7—Fair Value for further information.
On December 13, 2021, the Company announced that it would redeem all of the outstanding Public Warrants and Private Warrants. See Note 14—Stock Warrants for further information.
Revenue Recognition
The Company operates an online marketplace that provides a platform for pet parents and pet service providers to communicate and arrange for pet services. The Company derives its revenue principally from pet parents’ and pet service providers’ use of the Company’s platform and related services that enable pet service providers to offer, book, and fulfill pet services. Additionally, the Company earns revenue from fees paid by pet service providers for background checks in order to use the Company’s platform, and earns revenue from affiliate relationships.
The Company enters into terms of service with pet service providers and pet parents who wish to use the Company’s platform. The terms of service define the pet service providers’ rights and responsibilities when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet services between the pet parent and the pet service provider on the Company’s platform (a booking). The fixed percentage service fees are established at the time a pet parent or pet provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet service provider and the Company upon the creation of a booking and after the pet service providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet service providers’ cancellation period has lapsed. Pet parents pay for services at the time of booking.
The Company considers the facilitation of the connection between pet service provider and pet parent to be the promise in the contracts. This is consistent with the terms of service, as well as the substance of what a pet service provider or pet parent is expecting from the use of the Company’s platform. While customers have access to the use of the platform, customer support, and other activities, these activities are not considered distinct from each other in the context of the overall arrangement, which is the facilitation of a connection between a pet service provider and a pet parent. As such, the Company has determined that its sole performance obligation is to facilitate a connection between pet service providers and pet parents through its platform. The Company’s performance obligation is satisfied at a point-in-time when the connection has been completed, which is when the pet service provider and pet parent have completed a booking, any related cancellation period has lapsed, and the related underlying pet services have begun. The Company derives revenue from pet service providers and pet parents primarily in the

ROVER GROUP, INC
Notes to Consolidated Financial Statements
United States, as well as Canada, the United Kingdom and Western Europe. Revenue related to background checks is recorded upon completion of the related background check. From time to time, the Company issues credits or refunds to its pet parents or pet service providers as a result of customer satisfaction matters. Such amounts have historically been immaterial.
Judgment is required in determining whether the Company is the principal or agent in transactions with pet service providers and pet parents. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the pet parent and is therefore the principal, or the Company arranges for other parties to provide the service to the pet parent and is therefore the agent. The Company has concluded it is the agent in transactions with pet service providers and pet parents because, among other factors, it is not responsible for the delivery of pet services provided by the pet service provider to the pet parent. Accordingly, the Company recognizes revenue on a net basis, representing the fee the Company expects to receive in exchange for providing the access to the Company’s platform to pet service providers and pet parents.
The Company has no significant financing components in its contracts with customers. The Company recognizes revenue net of any sales tax paid related to its revenue transactions.
Pet Parent Discounts
The Company offers discounts to new pet parents to encourage use of the Company’s platform. Discounts are primarily in the form of coupon codes for prospective pet parents and are accounted for as reductions to revenue.
Deferred Revenue
Deferred revenue represents payment received from pet parents in advance of the related performance obligation being satisfied and revenue being recognized and could be subject to return to pet parents upon the cancellation of the booking prior to fulfillment of the Company’s performance obligation based on the applicable terms of service.
Pet Parent Deposits and Pet Service Provider Liabilities
The Company records payments received from pet parents, excluding the revenue portion due to the Company, in advance of the related services being provided as pet parent deposits. As the related performance obligations are satisfied, these amounts are reclassified from pet parent deposits to pet service provider liabilities in the consolidated balance sheets. The Company is subject to compliance with escheat laws applicable by jurisdiction where pet service providers do not claim the amounts owed to them for services rendered.
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, claim costs paid out under the Rover Guarantee, and other direct and indirect costs arising as a result of bookings that take place on our platform.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with the Company’s operations and support team, and third-party costs related to outsourced support providers. This team assists with onboarding new pet care providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across our marketplace, and community support provided via phone, email, and chat to our pet parents and pet care providers. This support includes assistance and responding to pet parents’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology expense to operations and support expense based on headcount.
Marketing
Marketing expenses include payroll, employee benefits, stock-based compensation expenses and other personnel-related costs associated with the Company’s marketing team. These expenses also include digital marketing, brand marketing, public relations, broadcast television, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing, affiliate programs and display advertising, all of which are primarily focused on pet parent acquisition and brand marketing. Except for content

ROVER GROUP, INC
Notes to Consolidated Financial Statements
creation, advertising expenses are expensed as incurred, and are included in marketing expenses on the consolidated statements of operations. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology expense to marketing expense based on headcount. Advertising expenses were $13.0 million, $8.1 million, and $37.9 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related costs for employees in engineering, design and product management, as well as maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems. Product development costs, except qualifying costs related to the development of internal-use software, are expensed as incurred. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology costs to product development expense based on headcount.
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in corporate functions, such as management, accounting, and legal as well as insurance and other expenses used to run the business. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology costs to general and administrative expense based on headcount.
Depreciation and Amortization
Depreciation and amortization expenses include depreciation of our property and equipment, leasehold improvements and amortization of intangible assets. Amortization related to internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
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
Interest Expense
Interest expense consists primarily of interest expense incurred under debt borrowings.
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fine, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably be estimated. Legal costs for loss contingencies are expensed as incurred.
Stock-Based Compensation
The Company grants stock option awards to certain employees and non-employee directors. The Company accounts for stock-based compensation expense by calculating the estimated fair value of each award at the grant date or modification date by applying the Black-Scholes option pricing model. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock. Stock-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee director is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies stock-based compensation expense in its

ROVER GROUP, INC
Notes to Consolidated Financial Statements
consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company recognizes forfeitures as they occur.
Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.
The Company also grants restricted stock units (“RSUs”) to certain employees and non-employee directors. The Company accounts for stock-based compensation expense by calculating the fair value of each award at the grant date based on the closing price of our shares on date of grant. Stock-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee director is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities and are measured using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect of a change in tax rates or tax law on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets if, based upon the available evidence, it is determined to be more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management regularly reviews the deferred tax assets for recoverability based on historical taxable income, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more-likely-than-not to be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position. If the tax position meets the more-likely-than-not criteria, the portion of the tax benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority is recognized in the consolidated financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. No interest or penalties were recognized for any of the periods presented.
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
In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for revenue recognition to replace numerous industry-specific requirements and converges areas under the Revenue from Contracts with Customers topic with those of the International Financial Reporting Standards. The guidance implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities were given the option of transitioning to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption (“modified retrospective”). The guidance is effective for the Company for the year beginning after December 15, 2018, with early adoption permitted. Since its issuance,

ROVER GROUP, INC
Notes to Consolidated Financial Statements
the FASB has amended several aspects of the new guidance including provisions that clarify the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company adopted the new standard on a modified retrospective basis as of January 1, 2019 and there was a net impact of $0.6 million to the Company’s accumulated deficit on the date of adoption.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2016-01 requires equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) to be measured at fair value with any changes in fair value recognized in net income (loss). For equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820, Fair Value Measurements, to estimate fair value using the net asset value per share of the investment, the Company may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance in ASU 2016-01 is effective for the Company for the year beginning after December 15, 2018. The Company adopted this standard on January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The standard requires lessees to recognize a ROU asset and lease liability on its consolidated balance sheet for all leases with a term longer than twelve months. This update also requires lessees and lessors to disclose key information about their leasing transactions. The guidance is effective for the Company for the year beginning after December 15, 2021. Early adoption is permitted. The Company early adopted this standard on January 1, 2021 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. There was no impact on the Company’s accumulated deficit as of January 1, 2021 as a result of the adoption of this standard. The consolidated financial statements for the year ended December 31, 2021 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The adoption of the new lease standard resulted in the recognition of operating lease ROU assets of $22.8 million and operating lease liabilities of $29.2 million as of January 1, 2021. In connection with the adoption of this standard, deferred rent, net of current portion of $2.2 million, lease incentives of $4.6 million, and prepaid rent of $0.3 million, which were previously recorded in accrued expenses and other current liabilities, other non-current liabilities, and prepaid expenses and other current assets, respectively, on the consolidated balance sheet as of December 31, 2020, were derecognized.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which was intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The guidance in ASU 2016-15 is effective for the Company for the year beginning after December 15, 2018. The Company adopted this standard on a retrospective basis on January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory and to eliminate diversity of practice and a source of complexity in financial reporting. The guidance in ASU 2016-16 is effective for the Company for the year beginning after December 15, 2018. The Company adopted ASU 2016-16 on a modified retrospective basis on January 1, 2019. There was no impact of this standard at the date of adoption. The application of this standard resulted in the recognition of $0.4 million in income tax expense in the consolidated statement of operations for intra-entity transfers occurring during the year ended December 31, 2019.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance in ASU 2018-07 is effective for the Company for the year beginning after December 15, 2019. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company early adopted this standard on January 1, 2019. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for the Company for the year beginning after December 15, 2019. The Company adopted this standard on January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company for the year beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain for other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU also includes other requirements related to franchise tax, goodwill as part of a business combination, consolidations, changes in tax laws, and affordable housing projects. The guidance is effective for the Company for the year beginning after December 15, 2021. Early adoption is permitted. The Company early adopted this standard on January 1, 2021. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company will early adopt this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard will not have an material impact on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company will adopt this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard will not have an immediate impact on the Company’s consolidated financial statements.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company will early adopt this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard will not have an immediate impact on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard on January 1, 2022 and will apply the amendments of this ASU prospectively to any modifications or exchanges of freestanding equity-classified warrants occurring on or after the effective date. The adoption of the new standard will not have an immediate impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company will early adopt this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard will not have an immediate impact on the Company’s consolidated financial statements.

In November 2021, the FASB issues ASU No. 2021-10 Disclosures by Business Entities about Government Assistance. The amendments in this ASU require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company will adopt this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard will not have an immediate impact on the Company’s consolidated financial statements.
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
Immediately before the Merger, all of Legacy Rover’s outstanding warrants were net exercised for shares of Legacy Rover common stock. Upon the consummation of the Merger, all holders of Legacy Rover common stock and preferred stock received shares of the Company’s Class A common stock at a deemed value of $10.379 per share after giving effect to the applicable exchange ratio based on the completion of the following transactions contemplated by the Business Combination Agreement:
•the conversion of all outstanding shares of Legacy Rover redeemable convertible preferred stock into shares of Legacy Rover common stock at the then-effective conversion rate as calculated pursuant to Legacy Rover’s certificate of incorporation;

ROVER GROUP, INC
Notes to Consolidated Financial Statements
•the cancellation of each issued and outstanding share of Legacy Rover common stock (including shares of common stock resulting from the conversion of Legacy Rover redeemable convertible preferred stock) and the conversion into a number of shares of the Company’s Class A common stock equal to an exchange ratio of 1.0379 (“Exchange Ratio”); and

•the conversion of all outstanding vested and unvested Legacy Rover stock options into options exercisable for shares of the Company’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which were adjusted using the exchange ratio of 1.2006.

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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
•Legacy Rover will have the ability to nominate a majority of the members of the board of directors of Rover;

•Legacy Rover’s operations prior to the acquisition comprising the only ongoing operations of Rover;

•Legacy Rover’s senior management comprising a majority of the senior management of Rover; and

•Rover substantially assuming the Legacy Rover name.
4. Business Combinations
On October 31, 2018, the Company acquired all of the outstanding shares of Barking Dog Ventures, Ltd. (“DogBuddy”) in exchange for the issuance of 1.4 million shares of the Company’s common stock, 1.9 million shares of the Company’s Series G redeemable convertible preferred stock, which includes a holdback of 539,000 shares of Series G preferred stock, and cash payment of $19.4 million to the stockholders of DogBuddy. The Company, as acquirer, retained a holdback of Series G preferred stock for up to a one-year period as partial security against certain indemnity obligations. The holdback has an estimated fair value of $3.9 million based on the recent transaction price of the Company’s Series G redeemable convertible preferred stock and was recorded to accrued expenses and other current liabilities in the consolidated balance sheets. .
In November 2019, the Company released and issued 0.5 million shares of Series G preferred stock to former stockholders of DogBuddy related to the holdback. The acquisition date estimated fair value of the holdback shares issued during 2019 was $3.6 million. At December 31, 2019, the remaining holdback liability of $0.3 million was recorded in accrued expenses and other current liabilities in the consolidated balance sheets. In February 2020, final settlement of the holdback was completed through the issuance of 9,000 shares of Series G preferred stock. The remaining 30,000 shares were never issued and retained by the Company to cover additional expenses.
Goodwill recorded in connection with the acquisition is primarily attributed to the increased geographic coverage throughout Europe and synergies gained, such as advertising purchasing power and integrated pet service provider networks. None of the resulting goodwill is deductible for tax purposes.
During the year ended December 31, 2019, a measurement period adjustment was made to reduce goodwill from the DogBuddy acquisition by $1.7 million primarily due to an adjustment to the deferred tax asset for pre-acquisition losses that were originally estimated to be unrealizable (see Note 9—Goodwill and Intangible Assets). There was no impact to the consolidated statements of operations for this adjustment.
5. Revenue Recognition
Contract Balances
The Company’s contract liabilities consist of deferred revenue. The changes in the Company’s contract liabilities were as follows (in thousands):

Balance at December 31, 2019	$2,488
Revenue recognized	(45,585)
Bookings and other	43,848
Balance at December 31, 2020	751
Revenue recognized	(105,356)
Bookings and other	107,682
Balance at December 31, 2021	$3,077
Substantially all deferred revenue as of December 30, 2020 and December 31, 2019 was recognized as revenue during the years ended December 31, 2021 and 2020, respectively.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
6. Investments
Available-for-sale investments consist of fixed-income securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the available-for-sale investments and unrealized gains and losses were as follows (in thousands):

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate securities	$4,293	$—	$(1)	$4,292
Total marketable securities	$4,293	$—	$(1)	$4,292
There were no available-for-sale investments at December 31, 2020. There were no other-than-temporary impairments recognized in accumulated other comprehensive income during all periods presented. Realized gains and losses on sales of available-for-sale securities were not material for all periods presented.

The contractual maturity of the available-for-sale investments were as follows (in thousands):

	December 31, 2021
	Less than 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Corporate securities	$—	$4,292	$—	$4,292
Total	$—	$4,292	$—	$4,292

Other Investments
In March 2019, the Company purchased 3.4 million Series C Preference Shares of DogHero Ltd. (“DogHero”), an online marketplace for pet services in South America, for $5.0 million. The 3.4 million shares acquired represented 17% of DogHero’s fully diluted outstanding equity. In accordance with Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The carrying amount of the investment was included in other noncurrent assets in the consolidated balance sheets. In accordance with ASC 321, for each reporting period, the Company completed a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
In connection with the purchase of Series C Preference Shares, the Company also entered into a call option to purchase the remaining equity of DogHero at a defined exercise price within a two-year period after the initial investment.
In July 2020, the Company received notification that a letter of intent to acquire DogHero had been submitted. The Company was provided the option of receiving cash consideration of $3.0 million or share consideration in the acquiring company. The Company determined that the letter of intent was an indicator of impairment and recorded an impairment loss of $2.0 million, reducing the carrying amount of the investment to $3.0 million. In November 2020, the Company sold its investment and call option in DogHero for $2.9 million. As such, the Company recorded an additional impairment loss of $0.1 million upon disposal of the investment and its related carrying value.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
7. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$213,539	$—	$—	$213,539
Investments:
Corporate securities	—	4,292	—	4,292
Total assets measured at fair value	$213,539	$4,292	$—	$217,831
Liabilities
Derivative warrant liabilities (Public Warrants)	$13,585	$—	$—	$13,585
Derivative warrant liabilities (Private Warrants)	—	6,358	—	6,358
Total liabilities measured at fair value	$13,585	$6,358	$—	$19,943

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$37,854	$—	$—	$37,854
Total assets measured at fair value	$37,854	$—	$—	$37,854

During December 2021, the Private Warrants were reclassified from Level 3 to Level 2 financial instruments within the fair value hierarchy. See section “ - Valuation of Private Warrant Derivative Liability” below for further discussion. Other than this transfer between levels during the third and fourth quarter 2021, there were no transfers of financial instruments between valuation levels during the years ended December 31, 2021 and 2020.
Valuation of Earnout Liabilities
Upon the closing of the Merger, the Earnout Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were not indexed to the common stock of the Company, with the change fair value recognized in Change in fair value of earnout liabilities in the consolidated statement of operations.
Triggering Event I and Triggering Event II occurred on September 29, 2021, resulting in the vesting of 1,969,302 Sponsor Earnout Shares on September 29, 2021 and 17,540,964 Rover Earnout Shares being subsequently issued on October 6, 2021.
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
The estimated fair value of the earnout liability related to the Rover Earnout Shares was remeasured to $241.1 million on October 6, 2021, which included:
(i)$216.3 million related to the Rover Earnout Shares issuable upon the occurrence of Triggering Event I and Triggering Event II associated with the $12.00 and $14.00 VWAP per share thresholds as of October 6, 2021; and was recorded to additional paid-in capital on October 6, 2021 as such shares were issued and outstanding and thus the obligation was considered settled; and
(ii)$24.8 million related to the estimated fair value of the remaining 2,192,687 Rover Earnout Shares issuable upon the occurrence of the Triggering Event III associated with the $16.00 VWAP per share threshold based on a Monte Carlo simulation valuation model as of October 6, 2021.
On October 6, 2021, the fair value of the remaining unvested Rover Earnout Shares was reclassified to equity because the Rover Earnout Shares became an instrument contingently issuable upon the occurrence of a triggering event into a fixed number of Class A common shares that is not based on an observable market price or index other than the Company’s own common stock price.
The change in fair value of the earnout liability resulted in a loss of $46.0 million recognized in the consolidated statement of operations for the year ended December 31, 2021.
The estimated fair value of the Earnout Shares was determined using a Monte Carlo simulation valuation model using the following assumptions at each valuation date:

	October 6, 2021	September 29, 2021	July 30, 2021
Stock price	$12.33	$13.59	$10.99
Risk-free interest rate	1.29%	1.29%	1.00%
Expected term (in years)	6.82	6.8	7.0
Expected volatility	56.20%	56.50%	57.20%
Dividend yield	—%	—%	—%
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
Expected dividend yield: The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future
Valuation of Private Warrant Derivative Liability
The Private Warrants were initially recorded as a liability on the Closing Date, at a fair value of $7.7 million and were remeasured to fair value as of December 31, 2021, resulting in a gain of $1.3 million for the year ended December 31, 2021, classified within change in fair value of derivative warrant liabilities, in the consolidated statements of operations.
The estimated fair value of the Private Warrants was determined using a Monte Carlo simulation valuation model using the following assumptions at each valuation date:

ROVER GROUP, INC
Notes to Consolidated Financial Statements

July 30, 2021
Stock price	$10.99
Risk-free interest rate	0.69%
Expected term (in years)	5.0
Expected volatility	31.50%
Dividend yield	—%
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
As of September 30, 2021, the Private Warrants were classified as Level 3 financial instruments within the fair value hierarchy. During December 2021, the Company announced the redemption of its outstanding Public and Private Warrants, and completed the redemption in January 2022, as further discussed in Note 14—Stock Warrants. As a result of the redemption offer under which the Private Warrants would be redeemed on terms substantially similar to those of the Public Warrants, there was a change in valuation technique and the estimated fair value of the Private Warrants was determined using the closing stock price of $2.47 of the Public Warrants on December 31, 2021. As a result, as of December 31, 2021, the Private Warrants were reclassified to Level 2 financial instruments within the fair value hierarchy.
The Company classifies financial instruments as Level 2 within the fair value hierarchy are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. In determining the value of a these Private Warrants, we may use certain information with respect to market transactions in substantially similar securities.
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
8. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	December 31,
	2021	2020
Computers	$1,306	$1,346
Furniture and fixtures	3,740	3,906
Leasehold improvements	13,663	13,660
Internal-use software	21,635	20,850
Total property and equipment	40,344	39,762
Less: Accumulated depreciation and amortization	(19,470)	(14,839)
Total property and equipment, net	$20,874	$24,923
Depreciation and amortization of property and equipment was $3.8 million, $3.7 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and was recorded to depreciation and amortization in the consolidated statements of operations. The Company capitalized $6.3 million and $7.0 million of software development costs during the years ended December 31, 2021 and 2020, respectively. Internal-use software amortization was $7.4 million, $9.8 million, and $5.2 million for the years ended December 31, 2021, 2020, and 2019, respectively, and was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
In April 2020, the Company accelerated the amortization of $2.6 million in internal-use software related to the Rover Now service, which was discontinued and is recorded in cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
In December 2021, the Company accelerated the amortization of $0.3 million in internal-use software related to the grooming service, which was discontinued and is recorded in cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	December 31,
	2021	2020
Accrued merchant fees	$11	$172
Income and other tax liabilities	1,074	185
Accrued legal expenses and open claims	488	382
Lease incentive, current	—	491
Accrued interest	—	259
Accrued professional services	918	872
Other current liabilities	530	386
Total accrued expenses and other current liabilities	$3,021	$2,747
9. Goodwill and Intangible Assets
Goodwill
During the year ended December 31, 2019, a measurement period adjustment was made to reduce goodwill from the DogBuddy acquisition by $1.7 million. There was no impact to the consolidated statements of operation for this adjustment (see Note 4—Business Combinations). There was no change in the carrying amount of goodwill during the years ended December 31, 2021 and 2020.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Intangible Assets
The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(11,869)	$4,421
Tradenames	950	(902)	48
Total	$17,240	$(12,771)	$4,469

	December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(9,117)	$7,173
Pet service provider relationships	2,000	(1,444)	556
Tradenames	950	(712)	238
Total	$19,240	$(11,273)	$7,967
The weighted average amortization period remaining as of December 31, 2021 for each class of intangible assets were as follows (in years):

Pet parent relationships	4.3
Tradenames	0.3
Amortization expense related to acquired intangible assets for the years ended December 31, 2021, 2020, and 2019 was $3.5 million, $5.2 million, and $7.7 million, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.
Based on amounts recorded at December 31, 2021 the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2022	$1,347
2023	815
2024	814
2025	814
2026	679
Thereafter	—
Total	$4,469
10. Debt
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
Upon closing of the Merger, the Company repaid in full the subordinated credit facility of $30.0 million and the PPP loan of $8.1 million. Additionally, in accordance with the subordinated credit facility, the Company made a final termination payment of $0.9 million and accelerated $0.4 million of unamortized debt issuance costs at the termination of the subordinated credit facility.
As of December 31, 2021, the Company had no debt outstanding and terminated its revolving line of credit.
Revolving Line of Credit
The Company renegotiated the credit facility during August 2020 to extend the maturity of the revolving line of credit to May 2022. Subject to the terms and conditions of the credit facility, the lender agreed to make revolving loans to the Company in an amount not to exceed $15.0 million during the term of the agreement. Interest accrues at the greater of (1) 4.50% and (2) the Prime Rate plus a margin of 0.50% per year (3.75% at December 31, 2021), unless certain milestones are achieved then interest accrues at the greater of (1) 4.00% and (2) the Prime Rate. Interest was payable monthly. The Company was required to pay an unused credit facility fee to the lender each quarter in an amount equal to 0.30% per year times the average unused portion of the revolving line. The Company borrowed and repaid $11.4 million on the revolving loan during the year ended December 31, 2020 and issued a $3.5 million letter of credit for the security deposit on its Seattle headquarters office space, which reduced the amount available under the revolving line of credit. At December 31, 2021, the Company had repaid in full all amounts owed under the facility, terminated all commitments and obligations under the revolving line of credit, was released from all security interests, mortgages, liens and encumbrances under the credit facility, and retained an unsecured $3.5 million letter of credit for the security deposit on its Seattle headquarters and Spokane office space.
Growth Capital Advance
The Company renegotiated the credit facility during August 2020 to amend the growth capital advance component, including extending the maturity to June 2024. Subject to the terms and conditions of the credit facility, the lender agreed to make advances to the Company in three tranches not to exceed $5.0 million under each tranche, up to the total amount of $15.0 million during the draw period, which was available until June 30, 2021. During 2020, the Company drew on the $15.0 million growth capital advance and repaid the outstanding balance. Our obligation under the credit facility was secured by substantially all of our assets. The credit facility contained customary conditions to borrowing, events of default and covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. The credit facility also contained minimum liquidity and minimum net revenue financial covenants that were applicable if our overall liquidity did not exceed $65.0 million at the end of a reporting period. We were in compliance with all of our covenants under the credit facility as of December 31, 2020. At December 31, 2021, no amounts were outstanding, the Company can no longer borrow under the growth capital advance component of the credit facility, and the Company terminated all commitments and obligations under the credit facility.
For the year ended December 31, 2020, the Company recognized a loss of $353,000 related to the early repayment of the growth capital advance, which is recorded in other income (expense), net in the consolidated statements of operations and included in amortization of debt issuance costs in the consolidated statements of cash flows.
Subordinated Credit Facility
The subordinated credit facility was a term loan advance. Subject to the terms and conditions of the subordinated credit facility, the lender agreed to make advances to the Company to the amount of $30.0 million during the draw period, which was available until June 30, 2020. After principal repayments, no term loan advance may be reborrowed. The term loan advance was interest only on a monthly basis. Outstanding principal and accrued interest were due at the maturity date. Interest accrued at the Prime Rate plus a margin of 4.25% per year. In connection with securing the term loan advance, the Company incurred $269,000 in costs related to originating the debt which were initially capitalized as debt issuance costs. Once the term loan advance of $30.0 million was drawn down in March 2020, the costs were recorded as a debt discount and amortized to interest expense over the term of the term loan advance. Upon closing of the Merger, the Company repaid the full $30.0 million term loan advance and accrued interest of $0.2 million and terminated all commitments and obligations under the subordinated credit facility. As of December 31, 2021, the Company no longer has the ability to make any future draws.
The Company had collateralized the credit facility and the subordinated credit facility with substantially all of its tangible and intangible assets. The credit facility included several affirmative and negative covenants, as well as financial covenants.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
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
In conjunction with the credit facility and the subordinated credit facility, the Company issued warrants to the lenders to purchase the Company’s common stock. See Note 14—Stock Warrants for further information.
Small Business Administration’s Paycheck Protection Program
In April 2020, the Company entered into the Paycheck Protection Program (the “PPP”) Promissory Note and Agreement, pursuant to which it incurred $8.1 million aggregate principal amount of term borrowings (the “PPP Loan”). The PPP Loan was made under, and was subject to the terms and conditions of, the PPP which was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration. The term of the PPP Loan was two years with a maturity date of April 2022 and accrued interest at a rate of 1.00% per year. Interest was payable monthly. Payments of principal and interest on the PPP Loan were deferred until August 2021. The PPP Loan was eligible for forgiveness if the proceeds were used for qualified purposes within a specified period. Upon the Closing of the Merger, the Company repaid the PPP Loan of $8.1 million and accrued interest of $0.1 million, and terminated all commitments and obligations under the PPP Loan.
11. Commitments and Contingencies
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
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018. In February 2020, the Company amended the sublease to extend the term for an additional two years. Under the term of the amended sublease agreement, the Company will receive an additional $1.4 million in base lease payments plus reimbursement of certain operating expenses over the term of the sublease, which ends in October 2022.
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
The components of lease cost were as follows (in thousands):

Year Ended December 31, 2021
Operating lease cost	$4,078
Short-term lease cost	138
Sublease income	(953)
Total lease cost	$3,263

ROVER GROUP, INC
Notes to Consolidated Financial Statements

Other information related to leases was as follows (in thousands):

Year Ended December 31, 2021
Cash paid for operating lease liabilities	$4,313
Lease term and discount rate were as follows:

December 31, 2021
Weighted-average discount rate	7.14%
Weighted-average remaining lease term (years)	7.65

Maturities of lease liabilities were as follows as of December 31, 2021 (in thousands):

Year Ending December 31	Amounts
2022	$4,305
2023	4,693
2024	4,563
2025	4,693
2026	4,429
Thereafter	13,781
Total lease payments	36,464
Less: imputed interest	(8,833)
Present value of lease liabilities	27,631
Less: current portion of lease liabilities	(2,433)
Total lease liabilities, noncurrent	$25,198
Under ASC Topic 840, Leases, contractual commitments related to operating leases were as follows as of December 31, 2020 (in thousands):

Year Ending December 31	Amounts
2021	$4,356
2022	4,303
2023	4,433
2024	4,563
2025	4,693
Thereafter	18,209
Total	$40,557
Net rent expense was $3.6 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively. Net rent expense includes sublease income of $0.7 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification

ROVER GROUP, INC
Notes to Consolidated Financial Statements
provisions, therefore there is no accrual of such amounts for any of the periods presented. The Company is unable to determine the maximum potential impact of these indemnifications on the consolidated financial statements and maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid.
Litigation and Other
From time to time, the Company is or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters, class action lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. In addition, in the ordinary course of business, the Company’s Trust & Safety team receives claims pursuant to the Rover Guarantee program, as well as claims and threats of legal action that arise from pet sitting services booked through the Company’s website and/or applications. Various parties have from time to time claimed and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving pets, pet parents, pet service providers, and third parties.
The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. The Company regularly evaluates the status of legal proceedings in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, (i) the proceedings are in preliminary stages; (ii) specific damage amounts have not been sought; (iii) damages sought are, in our view, unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; or (v) there are significant factual issues to be resolved. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded, based on currently available information, that there was not a reasonable possibility that it had incurred a material and estimable loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies, including the legal proceedings discussed below.

On August 22, 2018, a pet service provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. The Company removed the case to the U.S. District Court for the Northern District of California. Another pet service provider was substituted as the plaintiff in the case, captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case. On May 28, 2021, the plaintiff filed a notice of appeal of the court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The plaintiff has filed her appellate brief with the Ninth Circuit and the Company’s brief was filed in March 2022. The Company has denied the allegations of wrongdoing and intends to continue to vigorously defend against the claims in this lawsuit on appeal. The Company does not currently believe that a material loss related to this lawsuit is probable.

On October 26, 2021, a pet service provider filed a putative class action complaint in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, and alleged various wage and hour claims under the California Labor Code and unfair competition claims under the Business and Professions Code. The plaintiff is seeking injunctive relief, compensatory damages, civil penalties, attorney’s fees, and other forms of relief. On January 19, 2022, the Company removed the class action to the U.S. District Court for the Central District of California, where it is now pending. On January 21, 2022, the same plaintiff filed, but has not served, a representative action under PAGA in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking civil penalties under PAGA, attorney’s fees, and other forms of relief. On March 18, 2022, the Company removed the PAGA lawsuit to the U.S. District Court for the Central

ROVER GROUP, INC
Notes to Consolidated Financial Statements
District of California, where it is now pending. The Company has denied or intends to deny the allegations of wrongdoing and intends to vigorously defend against the claims in these lawsuits. The Company does not currently believe that a material loss related to these lawsuits is probable.
Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of operations during the period of the change and reflected in accrued and other current liabilities on the accompanying consolidated balance sheets. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
In addition, the Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of service providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company may become subject to audit by taxing authorities or subject to other forms of inspection or audit. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters, which could have an adverse effect on the Company’s business. As of December 31, 2021 and 2020, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements.
12. Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service (“IRS”). The Company may, at its discretion, make contributions in the form of matching contributions, subject to limitations imposed by the IRS. The Company made matching contributions of $0.5 million during the year ended December 31, 2021. As of December 31, 2020, the Company had not made any matching contributions.

13. Stockholders’ Equity (Deficit)
Common Stock
On August 2, 2021, the Company’s Class A common stock and Public Warrants began trading on the Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, the Company had 177.3 million shares of Class A common stock issued and outstanding.
Prior to the Merger, Legacy Rover had outstanding shares of Series A, Series B, Series C, Series D, Series D-1, Series E, Series F, and Series G redeemable convertible preferred stock. Upon the Closing, each share of Legacy Rover redeemable convertible preferred stock was converted to one share of Legacy Rover common stock. Holders of the outstanding Legacy Rover common stock received shares of the Company’s Class A common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 3—Reverse Recapitalization.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
The Company had reserved shares of Class A common stock for issuance, on an as-converted basis, as follows (in thousands):

	December 31,
	2021	2020
Conversion of redeemable convertible preferred stock	—	90,814
Common stock warrants outstanding	—	1,118
Private Warrants	2,574	—
Public Warrants	5,500	—
Rover Earnout Shares	2,193	—
Sponsor Earnout Shares	492	—
Stock options issued and outstanding	18,058	24,700
Shares available for future equity grants	14,083	5,199
Total	42,900	121,831
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share. The Company’s board of directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2021, no shares of preferred stock were issued and outstanding.
The Company had outstanding redeemable convertible preferred stock as of December 31, 2020 as follows (in thousands, except per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Net Carrying Value	Liquidation Preference
Series A	8,710	9,040	$0.4478	$3,325	$4,048
Series B	14,104	14,639	0.6528	9,397	9,556
Series C	12,431	12,903	1.1238	14,596	14,500
Series D	7,677	7,968	2.0080	14,036	16,000
Series D-1	3,359	3,486	2.0078	6,981	7,000
Series E	11,021	11,439	3.4969	39,906	40,000
Series F	11,772	12,218	5.3199	64,833	65,000
Series G	18,537	19,121	$7.2536	137,353	138,698
Total	87,611	90,814		$290,427	$294,802
As of December 31, 2021 all redeemable convertible preferred stock had been converted to Class A common stock of the Company.
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

ROVER GROUP, INC
Notes to Consolidated Financial Statements
14. Stock Warrants
Public and Private Warrants
Prior to the Merger, Caravel issued 5,166,667 Private Warrants and 5,500,000 Public Warrants in connection with its initial public offering. Upon the Closing of the Merger, 2,592,503 Private Warrants were forfeited. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 11, 2021 and expire on July 30, 2026, at 5:00 p.m. New York City time, or earlier upon redemption or liquidation.
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”).
The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per warrant if the Redemption Trigger Price equals or exceeds $18.00 per share and if there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating thereto, available throughout the 30-day Redemption Period. The warrant holders have the right to exercise their outstanding Public Warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the Warrant Agreement, dated December 8, 2020 (as amended on December 10, 2021, the “Warrant Agreement”). For purposes of the redemption, “Redemption Trigger Price” shall mean the last reported sales price of the Company’s Class A common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
The Private Warrants are identical to the Public Warrants except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable in accordance with the preceding paragraph so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants in accordance with the preceding paragraph.
The Company is also entitled to redeem all of the outstanding Public Warrants at a redemption price of $0.10 per warrant if the last reported sales price of the Class A common stock equals or exceeds $10.00 per share on the trading day prior to the date on which a notice of redemption (the “Redemption Notice”) is sent to the registered holders of the Public Warrants. In addition, if the last reported sales price of the Class A common stock for any 20 trading days within the 30-trading day period ending on the third trading day prior to the date on which a Redemption Notice is sent to the registered holders of the Public Warrants is less than $18.00 per share, the Private Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.
On September 14, 2021, the Company filed a Registration Statement on Form S-1, which became effective on September 23, 2021. This Registration Statement relates to, among other things, the registration of the offer and sale of the Private Warrants and the issuance of an aggregate of up to 8,074,164 shares of Class A common stock underlying the Public Warrants and Private Warrants.
Upon consummation of the Merger, the Company evaluated the Public Warrants and Private Warrants (collectively, the “Warrants”) and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). On the consummation of the Merger, the Company recorded a liability related to the Warrants of $22.0 million, with an offsetting entry to additional paid-in capital. See Note 7—Fair Value for further information. The Company recognized a gain of $2.1 million for the year ended December 31, 2021, classified within change in fair value of derivative warrant liabilities in the consolidated statements of operations.

On December 13, 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding Public Warrants and Private Warrants based on the terms in the Warrant Agreement. On January 12, 2022 (the “Redemption Date”), any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant (the “Redemption Price”). See Note 19—Subsequent Events.

ROVER GROUP, INC
Notes to Consolidated Financial Statements
As of December 31, 2021, there were 8,074,144 Warrants outstanding, and 1,362,540 Public Warrants had been submitted for exercise in connection with the Company’s redemption of all outstanding Public and Private Warrants.
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
As of December 31, 2021, there were no other common stock warrants outstanding.
15. Stock-Based Compensation
2011 Equity Incentive Plan

Legacy Rover’s 2011 Equity Incentive Plan (the “2011 Plan’’) allowed Legacy Rover to grant incentive and non-qualified stock options, restricted stock and other stock-based awards to employees, non-employees, and directors of Legacy Rover. In connection with the Closing of the Merger, the 2011 Plan was terminated, the remaining unallocated share reserve under the 2011 Plan was canceled and no new awards will be granted under the 2011 Plan. Options exercisable for 20.4 million shares of Class A common stock outstanding under the 2011 Plan at Closing were assumed by the Company under the 2021 Plan (defined below).
2021 Equity Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A common stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of December 31, 2021, the Company had 14.1 million shares of Class A common stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
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
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

ROVER GROUP, INC
Notes to Consolidated Financial Statements

Equity Available for Grant
Balances as of December 31, 2019	3,410
Retroactive application of reverse recapitalization	684
Balance as of December 31, 2019, as converted	4,094
Options authorized	1,801
Options granted(1)	(11,258)
Options canceled and forfeited(1)	10,562
Balances as of December 31, 2020	5,199
Equity awards authorized	17,200
Equity awards granted	(3,348)
Equity awards canceled in connection with termination of 2011 Plan	(7,005)
Equity awards canceled and forfeited	2,037
Balances as of December 31, 2021	14,083
_______________________
(1)Includes options that were canceled and re-granted as part of the option repricing modification, as further discussed below.
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	20,749	$1.98	7.1	$34,776
Retroactive application of reverse recapitalization	4,162
Balance as of December 31, 2019, as converted	24,911	1.65	7.1	$34,776
Options granted(1)	11,258	2.08
Options exercised	(907)	0.85
Options canceled and forfeited(1)	(10,562)	2.67
Balances as of December 31, 2020	24,700	$1.45	6.4	$83,570
Options exercised	(4,634)	0.93
Options canceled and forfeited	(2,008)	1.17
Balances as of December 31, 2021	18,058	$1.60	6.1	$147,219
Options vested and exercisable – December 31, 2021	14,342	$1.48	5.6	$118,563
_______________________
(1)Includes options that were canceled and re-granted as part of the option repricing modification, as further discussed below.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $0.59 and $1.51, respectively. There were no options granted during the year ended December 31, 2021.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $40.9 million, $2.4 million and $2.1 million, respectively.
The fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $3.9 million, $5.0 million and $4.1 million, respectively.
The following table presents the range of assumptions used to estimate the fair value of options granted during the periods

ROVER GROUP, INC
Notes to Consolidated Financial Statements
presented:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.24% - 1.43%	1.38% - 2.60%
Expected term (years)	3.99 - 6.80	4.51 - 6.75
Volatility	49.0% - 54.8%	44.5% - 46.3%
Dividend yield	—%	—%
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time the options are granted for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the option.
Expected Term—The expected term is based upon the Company’s consideration of the historical life of options, the vesting period of the option granted, and the contractual period of the option granted. The Company has a limited history of granting options, accordingly, the expected life was calculated using the simplified method.
Volatility—The expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.
Dividend Yield—The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.
Restricted Stock Units
RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested January 1, 2021	—	$—
Granted	3,348	12.05
Vested	(456)	12.25
Forfeited	(29)	12.15
Unvested December 31, 2021	2,863	12.02	$27,919
The total fair value of RSUs vested during the year ended December 31, 2021 was $5.6 million.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of costs and expenses in the Company’s consolidated statements of operations for the presented periods (in thousands):

ROVER GROUP, INC
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Operations and support	$545	$299	$277
Marketing	725	397	301
Product development	3,821	1,873	1,486
General and administrative	5,970	2,972	2,003
Total stock-based compensation expense	$11,061	$5,541	$4,067
No income tax benefit related to stock-based compensation was recorded during the years ended December 31, 2021, 2020, and 2019 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $4.2 million, which was expected to be recognized over a weighted average remaining service period of 1.7 years.
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

In April 2020, the Company modified options to exercise 3,102,000 shares held by terminated employees. The Company reversed the previously recognized expense for pre-cliff awards, recorded the incremental expense based on the modification-date fair value of awards that became vested under the pro-rata acceleration, and recorded any excess between the fair value of the vested awards immediately prior to and after the modification. The Company immediately recognized net incremental expense of $0.3 million related to these options.

In July 2020, the Company modified options to exercise 6,800,000 shares held by then-current employees. The Company repriced options held by current employees with an exercise price greater than $1.99 per share. As part of the repricing, the original options were canceled and new options were granted with an exercise of $1.99 per share and a remaining contractual term of ten years. The new options were subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $0.4 million was immediately recognized related to vested options. During the years ended December 31, 2021 and 2020, the Company recognized total stock-based compensation expense of $0.4 million and $0.6 million, respectively, related to these repriced options. As of December 31, 2021, there was remaining incremental fair value of $0.3 million which will be recognized over the remaining requisite service period.
16. Income Taxes
The following table presents the components of loss before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(64,394)	$(56,758)	$(48,650)
Foreign	119	(821)	(3,532)
Total	$(64,275)	$(57,579)	$(52,182)

ROVER GROUP, INC
Notes to Consolidated Financial Statements
The following table presents the components of the (provision for) benefit from income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense:
U.S. Federal	$—	$—	$—
State	(49)	(5)	(29)
Foreign	3	(204)	(91)
Total current	(46)	(209)	(120)
Deferred tax expense:
U.S. Federal	—	—	—
State	—	—	—
Foreign	272	303	588
Total deferred tax benefit	272	303	588
Total income tax benefit	$226	$94	$468
The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	1.6	1.7
Tax credits	0.1	0.2	1.6
Equity compensation	8.4	(0.9)	(1.0)
Nondeductible revaluation	(14.4)	—	—
Change in valuation allowance	(20.8)	(20.9)	(20.6)
Transaction costs	1.2	—	—
Other, net	0.4	(0.8)	(1.8)
Effective income tax rate	0.4%	0.2%	0.9%

ROVER GROUP, INC
Notes to Consolidated Financial Statements

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$66,151	$55,649
Tax credit carryforward	2,364	2,298
Reserves and accruals	1,166	909
Stock based compensation	1,551	1,011
Property, plant and equipment	—	214
Lease liability	6,535	—
Intangibles	651	—
Other	2,311	898
Total deferred tax assets	80,729	60,979
Less: Deferred tax assets valuation allowance	(71,565)	(57,225)
Total deferred tax assets, net of valuation allowance	9,164	3,754
Deferred tax liabilities:
Capitalized internal-use software costs	(2,356)	(2,477)
Intangibles	—	(42)
Property, plant and equipment	(340)	—
Right-of-use assets	(4,991)	—
Total deferred tax liabilities	(7,687)	(2,519)
Net deferred tax assets	$1,477	$1,235

The following table presents a roll forward of the valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$57,225	$45,180	$34,435
Increase in valuation allowance	14,340	12,045	10,745
Balance at end of period	$71,565	$57,225	$45,180
As of December 31, 2021, the Company had federal net operating loss carryforwards of $271.3 million, state net operating loss carryforwards of $132.6 million and foreign net operating loss carryforwards of $5.9 million which may be available to reduce future taxable income. The gross federal net operating loss (“NOL”) carryforwards generated during and after 2018 totaling $170.7 million are carried forward indefinitely, while all others, if not utilized, will expire beginning in 2031. The gross state NOL carryforwards will expire beginning in 2025. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The Company has recorded a full valuation allowance against its net U.S. deferred tax assets as of December 31, 2021 and 2020 because, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2018 through 2021. The Company is also open to examination for 2011 and forward with respect to U.S. federal NOL carryforwards generated and carried forward from those years. There are currently no federal or state income tax audits in process.
The NOLs are subject to review and possible adjustment by the IRS and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet conducted a study to determine if any such changes have occurred that could limit the Company’s ability to use the

ROVER GROUP, INC
Notes to Consolidated Financial Statements
NOLs and tax credit carryforwards.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning of period	$574	$550	$383
Current year tax position increases	17	24	167
End of period	$591	$574	$550
The gross unrecognized tax benefits as of December 31, 2021, 2020, and 2019, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. No material changes in the gross unrecognized tax benefits are expected over the next twelve months.
17. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(64,049)	$(57,485)	$(51,714)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	89,004	29,896	29,138
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.92)	$(1.77)
As a result of the Merger, the weighted-average number of shares of Class A common stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	90,814	90,805
Outstanding stock options	18,058	24,700	24,911
Unvested RSUs	2,863	—	—
Outstanding common stock warrants	—	1,118	790
Private Warrants	2,574	—	—
Public Warrants	4,137	—	—
Sponsor Earnout Shares	492	—	—
Total	28,124	116,632	116,506
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of December 31, 2021.
18. Restructuring
In response to the impact of COVID-19, the Company implemented a restructuring plan in April 2020 whereby approximately

ROVER GROUP, INC
Notes to Consolidated Financial Statements
50% of employees were terminated or placed on standby. In connection with this restructuring, the Company incurred total severance-related and legal costs of $3.8 million, as well as modified the terms of stock options previously awarded to impacted employees (see Note 15—Stock-Based Compensation). As of December 31, 2020, there was no remaining liability for restructuring-related costs.
The following table summarizes restructuring charges recorded in each component of costs and expenses in the Company’s consolidated statements of operations (in thousands):

Year Ended December 31, 2020
Operations and support	$796
Marketing	593
Product development	1,743
General and administrative	631
Total restructuring charges	$3,763
There were no restructuring charges recorded in costs and expenses in the Company’s consolidated statements of operations for the year ended December 31, 2021.
19. Subsequent Events

In January 2022 the Company issued 2,046,220 shares of Class A common stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A common stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of the month ended January 31, 2022, Rover had no Warrants outstanding.

The Warrants were classified as liability prior to exercise and redemption and measured at fair value with the change in fair value reported in the statement of operations. Upon the exercise of such Warrants to Class A common stock, the related carrying amount of the warrant liability was reclassified to stockholders’ equity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There is no information to report pursuant to Item 304(b) of Regulation S-K. The information required by Item 304(a) of Regulation S-K was previously reported under Item 4.01 of our Current Report on Form 8-K filed on August 5, 2021 and Exhibit 16. 1 thereto.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP.

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

In connection with the preparation of our consolidated financial statements as of December 31, 2021 and 2020 and for the three years in the period ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

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
Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on July 30, 2021. Prior to the Business Combination, our predecessor, Nebula Caravel Acquisition Corp., was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, Caravel’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Caravel’s liabilities and operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of our internal controls over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Rover have been detected.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item, including the names and biographies of our executive officers and directors, is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of shareholders, which will occur on June 15, 2022. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, which is available on our Investor Relations website under “Corporate Governance—Documents & Charters” (https://investors.rover.com/corporate-governance/documents-and-charters). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of shareholders, which will occur on June 15, 2022. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of shareholders, which will occur on June 15, 2022. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of shareholders, which will occur on June 15, 2022. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2022 annual meeting of shareholders, which will occur on June 15, 2022. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2021.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report.

(3) Exhibits

The documents listed in the Exhibit Index below are incorporated by reference or are filed with this Annual Report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†
Business Combination Agreement and Plan of Merger, dated as of February 10, 2021, by and among Caravel, Merger Sub, Rover, and Shareholder Representative Services, LLC, as the Securityholder Representative.
		424(b)(3)	333-253110	Annex A	July 9, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39774	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Company.	10-Q	001-39774	3.2	November 9, 2021
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39774	4.1	August 5, 2021
4.2	Warrant Agreement, dated as of December 8, 2020, by and between Caravel and American Stock Transfer and Trust Company, LLC, as warrant agent.	8-K	001-39774	4.1	December 11, 2020
4.3	First Amendment to Warrant Agreement, dated December 10, 2021, by and between Rover Group, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent.	8-K	001-39774	10.1	December 13, 2021
4.4	Description of Securities					X
10.1	Sponsor Support Agreement, dated as of February 10, 2021, by and among Caravel, Legacy Rover, the Sponsor, and the holders of the Founder Shares.	8-K	001-39774	10.1	February 11, 2021
10.2	Sponsor Backup Subscription Agreement, dated as of February 10, 2021, between Sponsor and Caravel.	8-K	001-39774	10.2	February 11, 2021

10.3	Assignment and Assumption Agreement, dated as of July 26, 2021 between Caravel, TWC Funds and Broad Bay.	8-K	001-39774	10.3	August 5, 2021
10.4	Form of Rover Holders Support Agreement.	8-K	001-39774	10.3	February 11, 2021
10.5	Form of PIPE Subscription Agreement.	8-K	001-39774	10.4	February 11, 2021
10.6	Form of Investor Rights Agreement.	8-K	001-39774	10.5	February 11, 2021
10.7	Form of Lock-Up Agreement.	8-K	001-39774	10.6	February 11, 2021
10.8#	Offer Letter from Legacy Rover to Aaron Easterly, dated September 2011, as amended March 2012.	S-4/A	333-253110	10.7	May 20, 2021
10.9#	Offer Letter from Legacy Rover to Tracy Knox, dated September 2017	S-4/A	333-253110	10.8	May 20, 2021
10.10#	Offer Letter from Legacy Rover to Brent Turner, dated January 2014	S-4/A	333-253110	10.9	May 20, 2021
10.11#	Rover Group, Inc. Employee Incentive Compensation Plan	S-4/A	333-253110	10.12	May 20, 2021
10.12#	Rover Group, Inc. 2021 Employee Stock Purchase Plan	S-1	333-260937	10.12	November 10, 2021
10.13#	Rover Group, Inc. 2021 Equity Incentive Plan	S-1	333-260937	10.13	November 10, 2021
10.14#	A Place for Rover, Inc. 2011 Equity Incentive Plan, as amended.	S-8	333-260105	99.5	October 7, 2021
10.15#	Rover Group, Inc. Outside Director Compensation Policy	8-K	001-39774	10.16	August 5, 2021
10.16#	Rover Group, Inc. Form of Indemnification Agreement	8-K	001-39774	10.17	August 5, 2021
10.17#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (for non-executives).	S-8	333-260105	99.2	October 7, 2021
10.18#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (for executives).					X
10.19#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan.	S-8	333-260105	99.3	October 7, 2021
10.20#	Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (for non-executives)	S-8	333-260105	99.6	October 7, 2021
10.21#	Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (for executives)					X
10.22#	Employment and Transition Agreement, dated March 4, 2022, by and between Rover Group, Inc. and Tracy Knox.	8-K	001-39774	10.1	March 7, 2022
16.1	Letter from WithumSmith+Brown, PC as to the change in certifying accountant, dated as of August 5, 2021	8-K	001-39774	16.1	August 5, 2021
21.1	List of Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	X
24.1	Power of Attorney (included in the Signatures page to this Annual Report)	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________
†Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of     any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROVER GROUP, INC.

Date: March 21, 2022	By:	/s/ Tracy Knox
		Name:	Tracy Knox
		Title:	Chief Financial Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Easterly and Tracy Knox, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Easterly	Chief Executive Officer and Director	March 21, 2022
Aaron Easterly	(Principal Executive Officer)

/s/ Tracy Knox	Chief Financial Officer	March 21, 2022
Tracy Knox	(Principal Financial and Accounting Officer)

/s/ Susan Athey	Director	March 21, 2022
Susan Athey

/s/ Adam Clammer	Director	March 21, 2022
Adam Clammer

/s/ Venky Ganesan	Director	March 21, 2022
Venky Ganesan

/s/ Greg Gottesman	Director	March 21, 2022
Greg Gottesman

/s/ Scott Jacobson	Director	March 21, 2022
Scott Jacobson

/s/ Kristina Leslie	Director	March 21, 2022
Kristina Leslie

/s/ Megan Siegler	Director	March 21, 2022
Megan Siegler