Form 10-Q
period 2022-03-31
ROVER GROUP, INC.
filed 2022-05-12
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 181,939,002 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of May 6, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, and other geopolitical events like Russia’s invasion of Ukraine on our business, operating results and financial condition, the travel industry, travel trends, and the global economy generally;
•our expectations regarding our operating and financial performance, including our bookings, gross booking value, revenue and expenses;
•our ability to retain existing and acquire new pet parents and pet care providers;
•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;
•our opportunities and strategies for growth, including investments and international markets;
•our offering expansion initiatives and market acceptance thereof;
•our ability to match pet parents with high quality and well-priced offerings;
•our assessment of and strategies to compete with our competitors;
•our assessment of our trust and safety practices;
•the success of our marketing strategies and investments;
•our ability to accurately and effectively use data and engage in predictive analytics;
•our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;
•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, changes in monetary and fiscal policy, geopolitical conflicts and economic downturns, and their impact on demand for our platform, business, operating results and financial condition;
•seasonal fluctuations in bookings, gross bookings value, revenue, marketing, operating expenses, net income (loss), and Adjusted EBITDA;
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
•our current plans, considerations, expectations and determinations regarding future compensation programs; and
•other risks and uncertainties described under Part II. Item 1A of this report titled “Risk Factors.”

We caution you that the foregoing list does not contain all of the forward-looking statements made in this report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors.” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made available. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this report, and the documents that we reference in this report and have filed as exhibits to this report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

Risk Factors Summary

Our business is subject to numerous risks. The following is a summary of the principal risks we face that could materially adversely affect our business, operating results, financial condition and prospects, all of which are more fully described in the section titled “Risk Factors” in Part II, Item 1A of this report. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in the “Risk Factors” section, and should not rely upon the following as an exhaustive summary of the material risks facing our business.

Risks Related to our Business and Industry
•The COVID-19 pandemic has materially adversely impacted and may continue to materially adversely impact our business, operating results, and financial condition.
•We have incurred net losses in each year since inception and may not be able to achieve profitability.
•Our historic revenue growth rate has slowed over time, and may slow or reverse again in the future.
•Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.
•Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow or grows slower than expected our business, financial condition, and operating results could be materially adversely affected.
•Our marketing efforts to help grow the business may not be effective.
•If we fail to retain existing pet care providers and pet parents or attract new pet care providers and pet parents, or if pet care providers fail to provide high-quality offerings, or if pet parents fail to receive high-quality offerings, our business, operating results, and financial condition would be materially adversely affected.

•The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition, and operating results.
•Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics, sustained levels of increased inflation, rising interest rates, geopolitical instability or economic uncertainty, would materially adversely affect our business, results of operations, and financial condition.
•The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors.
•New offerings and initiatives can be costly and if we unsuccessfully pursue such offerings and initiatives, we may fail to grow and our business, operating results, financial condition and prospects would be materially adversely affected.
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
•We may experience significant fluctuations in our operating results and key business metrics, which make it difficult to forecast future results and could cause our stock price to decline.

Risks Related to Regulation and Taxes
•If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected.
•Our business is subject to a variety of laws and regulations, many of which are unsettled and still developing and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or operating results.
•We are subject to regulatory inquiries, claims, lawsuits, investigations, various proceedings and other disputes and face potential liability and expenses for legal claims, which could materially adversely affect our business, operating results, and financial condition.
Risks Related to Privacy and Technology
•We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition, and operating results.
•Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other regulations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.
•Systems defects and failures and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition and operating results.
•We rely on third-party payment service providers to process payments made by pet parents and payments made to pet care providers on our platform. If these third-party payment service providers become unavailable or we are subject to increased fees, our business, operating results, and financial condition could be materially adversely affected.
Risks Related to our Operations
•We depend on our highly skilled employees to grow and operate our business and if we are unable to hire, retain, manage and motivate our employees, or if our new employees do not perform as anticipated, we may not be able to grow effectively and our business, financial condition, and operating results could be materially adversely affected.

•Our support function is critical to the success of our platform and any failure to provide high-quality service could affect our ability to retain our existing pet care providers and pet parents and attract new ones.
•We may face difficulties as we expand our operations into new local markets in which we have limited or no prior operating experience.
Risks Related to Our Financial Reporting and Disclosure
•Because we recognize revenue upon the start of a booked service and not at booking, upticks or downturns in bookings are not immediately reflected in our operating results.
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
Risks Related to Ownership of Class A Common Stock
•The market price of our Class A Common Stock has been, and may continue to be, volatile and may decline.
•Insiders currently have and may continue to possess substantial influence over us, which could limit investors’ ability to affect the outcome of key transactions, including a change of control.

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$154,050	$278,904
Short-term investments	97,908	—
Accounts receivable, net	26,216	26,023
Prepaid expenses and other current assets	8,276	6,113
Total current assets	286,450	311,040
Property and equipment, net	20,337	20,874
Operating lease right-of-use assets	20,896	21,495
Intangible assets, net	3,733	4,469
Goodwill	33,159	33,159
Deferred tax asset, net	1,436	1,477
Long-term investments	29,593	4,292
Other noncurrent assets	295	348
Total assets	$395,899	$397,154
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,527	$5,043
Accrued compensation and related expenses	4,194	6,600
Accrued expenses and other current liabilities	3,365	3,021
Deferred revenue	9,054	3,077
Pet parent deposits	37,389	28,269
Pet care provider liabilities	4,620	10,894
Operating lease liabilities, current portion	2,498	2,433
Total current liabilities	65,647	59,337
Operating lease liabilities, net of current portion	24,447	25,198
Derivative warrant liabilities	—	19,943
Other noncurrent liabilities	67	84
Total liabilities	90,161	104,562
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 990,000 shares authorized as of March 31, 2022 and December 31, 2021; 181,830 and 177,342 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	634,443	612,680
Accumulated other comprehensive (loss) income	(251)	220
Accumulated deficit	(328,472)	(320,326)
Total stockholders’ equity	305,738	292,592
Total liabilities and stockholders’ equity	$395,899	$397,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$27,824	$12,196
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,848	4,176
Operations and support	5,355	2,233
Marketing	7,331	2,666
Product development	6,633	4,468
General and administrative	11,540	6,636
Depreciation and amortization	1,696	1,850
Total costs and expenses	40,403	22,029
Loss from operations	(12,579)	(9,833)
Other income (expense), net:
Interest income	139	4
Interest expense	(18)	(697)
Change in fair value of derivative warrant liabilities	4,579	—
Other income (expense), net	(256)	(51)
Total other income (expense), net	4,444	(744)
Loss before income taxes	(8,135)	(10,577)
Provision for income taxes	(11)	(14)
Net loss	$(8,146)	$(10,591)
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	179,671	30,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(8,146)	$(10,591)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(61)	21
Unrealized loss on available-for-sale securities	(410)	—
Other comprehensive (loss) income	(471)	21
Comprehensive loss	$(8,617)	$(10,570)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Exercise of stock options and issuance of common stock	2,442	—	2,353	—	—	2,353
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	$18	$634,443	$(251)	$(328,472)	$305,738

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	90,814	$290,427	30,398	$3	$53,909	$253	$(256,277)	$(202,112)
Issuance of common stock from exercises of stock options	—	—	470	—	666	—	—	666
Stock-based compensation	—	—	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(10,591)	(10,591)
Balance as of March 31, 2021	90,814	$290,427	30,868	$3	$55,576	$274	$(266,868)	$(211,015)
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

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(8,146)	$(10,591)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	4,310	1,001
Depreciation and amortization	3,428	3,569
Non-cash operating lease costs	588	477
Change in fair value of derivative warrant liabilities	(4,579)	—
Net amortization of investment premium	23	—
Amortization of debt issuance costs	—	120
Deferred income taxes	—	12
Loss on disposal of property and equipment	7	17
Changes in operating assets and liabilities:
Accounts receivable	(193)	(3,878)
Prepaid expenses and other current assets	(2,166)	928
Other noncurrent assets	52	(9)
Accounts payable	(515)	332
Accrued expenses and other current liabilities	(2,050)	1,034
Deferred revenue and pet parent deposits	15,097	9,449
Pet care provider liabilities	(6,274)	295
Operating lease liabilities	(676)	(530)
Other noncurrent liabilities	(18)	54
Net cash (used in) provided by operating activities	(1,112)	2,280
INVESTING ACTIVITIES
Purchases of property and equipment	(297)	(49)
Capitalization of internal-use software	(1,732)	(1,543)
Proceeds from disposal of property and equipment	—	8
Purchases of available-for-sale securities	(123,642)	—
Net cash used in investing activities	(125,671)	(1,584)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	2,353	666
Redemption of stock warrants	(7)	—
Taxes paid related to settlement of equity awards	(393)	—
Payment of deferred transaction costs related to reverse recapitalization	—	(375)
Net cash provided by financing activities	1,953	291
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(24)	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(124,854)	985
Cash, cash equivalents, and restricted cash beginning of period	278,904	80,848
Cash, cash equivalents, and restricted cash end of period	$154,050	$81,833
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest	—	563
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of certain derivative warrant liabilities to equity upon exercise	15,356	—
Deferred transaction costs included in accrued expenses and other current liabilities	—	2,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Rover Group, Inc. (formerly known as Nebula Caravel Acquisition Corp.) and its wholly owned subsidiaries (collectively the “Company”) is headquartered in Seattle, Washington, with offices in Spokane, Washington and internationally in Barcelona, Spain. The Company has also hired employees for a possible second operations center in San Antonio, Texas. The Company provides an online marketplace and other related tools, support and services that pet parents and pet care providers can use to find, communicate with, and interact with each other.
On July 30, 2021 (the “Closing Date” or “Closing”), Nebula Caravel Acquisition Corp. (“Caravel”) consummated the previously announced merger pursuant to a Business Combination Agreement and Plan of Merger, dated February 10, 2021 (the “Business Combination Agreement”), by and between Caravel, Fetch Merger Sub, Inc., a wholly owned subsidiary of Caravel (“Merger Sub”), and A Place for Rover, Inc. (“Legacy Rover”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy Rover, with Legacy Rover continuing as the surviving entity and as a wholly owned subsidiary of Caravel (together with the other transactions described in the Business Combination Agreement, the “Merger”). On the Closing Date, Caravel changed its name from Nebula Caravel Acquisition Corp. to “Rover Group, Inc.” See Note 3—Reverse Recapitalization for additional information.
Impact of COVID-19
The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets the Company serves in the United States, Canada and Europe, which in turn impacts our business. Although the Company has seen signs of demand improving as COVID-19 case counts trended down, particularly compared to the first year of the pandemic, demand levels continue to be negatively affected by the impact of variants and changes in case counts, especially with pet parents and pet care providers being infected with COVID-19.
Although we believe that demand for pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including new variants or sub-variants or changed travel and work behaviors resulting from the pandemic, may continue to affect the Company’s financial results in 2022 and beyond. The extent to which the pandemic continues to impact the business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond the Company’s knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants, the actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and how quickly and to what extent normal economic and operating conditions can resume.
Liquidity
On July 30, 2021, the Company completed the Merger and received net proceeds of $235.6 million, net of transaction costs of $32.7 million. See Note 3—Reverse Recapitalization for additional information.
The Company has incurred losses from operations and had an accumulated deficit of $328.5 million as of March 31, 2022. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors. The Company has based its estimates on assumptions that may prove to be wrong, and it could use its available capital resources sooner than it currently expects. The Company may be required to seek additional equity or debt financing. If additional financing is required from outside sources, the Company may not be able to raise it on acceptable terms or at all. If the Company is unable to raise additional capital when desired, or if it cannot expand its operations or otherwise capitalize on its business opportunities because it lacks sufficient capital, its business, operating results, and financial condition would be adversely affected.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021. The information as of December 31, 2021 included in the condensed consolidated balance sheets was derived from those audited financial statements.
For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. See Note 3—Reverse Recapitalization for more information.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of common stock prior to the reverse recapitalization, the assumptions used in the valuation of leases, and stock-based compensation expense. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Information
The Company has one operating segment and one reportable segment. As the Company’s chief operating decision maker, the chief executive officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to fees from pet parents and pet care providers based in the United States.
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the condensed consolidated statements of operations. The net effect of foreign currency gains and losses was not material during the three months ended March 31, 2022 and 2021.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, investments and accounts receivable. The Company maintains cash balances that may exceed the insured limits set by the Federal Deposit Insurance Corporation. The Company reduces credit risk by placing cash and investment balances with major financial institutions that management assesses to be of high-credit quality and also limits purchases of debt securities to investment-grade securities.
For the three months ended March 31, 2022 and 2021, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of March 31, 2022 and December 31, 2021, accounts receivable was $26.2 million and $26.0 million, respectively, and was comprised primarily of amounts due from payment processors who collected payment from pet parents on behalf of the Company. Accounts receivable settle relatively quickly, and the Company’s historical experience of losses has not been significant.
Revenue Recognition
Marketplace Platform Revenue
The Company operates an online marketplace that provides a platform for pet parents and pet care providers to communicate and arrange for pet services. The Company derives its revenue principally from pet parents’ and pet care providers’ use of the Company’s platform and related services that enable pet care providers to offer, book, and fulfill pet services.
The Company enters into terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet services between the pet parent and the pet care provider on the Company’s platform (a booking). The fixed percentage service fees are established at the time a pet parent or pet care provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents pay for services at the time of booking.
The Company considers the facilitation of the connection between pet care provider and pet parent to be the promise in the contracts. This is consistent with the terms of service, as well as the substance of what a pet care provider or pet parent is expecting from the use of the Company’s platform. While customers have access to the use of the platform, customer support, and other activities, these activities are not considered distinct from each other in the context of the overall arrangement, which is the facilitation of a connection between a pet care provider and a pet parent. As such, the Company has determined that its sole performance obligation is to facilitate a connection between pet care providers and pet parents through its platform. The Company’s performance obligation is satisfied at a point-in-time when the connection has been completed, which is when the pet care provider and pet parent have completed a booking, any related cancellation period has lapsed, and the related

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
underlying pet services have begun. The Company derives revenue from pet care providers and pet parents primarily in the United States, as well as Canada, the United Kingdom and Western Europe.
From time to time, the Company issues credits or refunds to its pet parents or pet care providers as a result of customer satisfaction matters. Such amounts are and have historically been immaterial.
Judgment is required in determining whether the Company is the principal or agent in transactions with pet care providers and pet parents. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the pet parent and is therefore the principal, or the Company arranges for other parties to provide the service to the pet parent and is therefore the agent. The Company has concluded it is the agent in transactions with pet care providers and pet parents because, among other factors, it is not responsible for the delivery of pet services provided by the pet care provider to the pet parent. Accordingly, the Company recognizes revenue on a net basis, representing the fee the Company expects to receive in exchange for providing the access to the Company’s platform to pet care providers and pet parents.
The Company has no significant financing components in its contracts with customers. The Company recognizes revenue net of any sales tax paid related to its revenue transactions.
Provider Onboarding Revenue
The Company earns revenue from non-refundable provider onboarding fees by completing quality assurance reviews of new pet care provider profiles and background checks. Pet care providers pay the onboarding fee at the time of sign up. The Company recognizes revenue related to provider onboarding services at a point-in-time upon satisfaction of the related performance obligation, determined to be the completion of the quality assurance review of the pet care provider's profile and background check.
Pet Parent Deposits and Pet Care Provider Liabilities
The Company records payments received from pet parents, excluding the revenue portion due to the Company, in advance of the related services being provided as pet parent deposits. As the related performance obligations are satisfied, these amounts are settled through our payment processor and derecognized. The Company is subject to compliance with escheat laws applicable by jurisdiction where pet care providers do not claim the amounts owed to them for services rendered.
Rover Guarantee
In connection with services provided to facilitate the connections between pet care provider and pet parent, the Company provides a contractual guarantee to reimburse pet parents or pet care providers for certain expenses arising from injuries or other damages incurred during a service booked through the Company’s platform, subject to specified conditions (the “Rover Guarantee”). The Company’s obligation under the Rover Guarantee is accounted for in accordance with Accounting Standards Codification Topic 460, Guarantees. As a result, the Company estimates the fair value of the liability incurred in connection with providing the Rover Guarantee and records such amounts in accrued expenses and other current liabilities within the Company’s condensed consolidated balance sheets.
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to the Rover Guarantee, and other direct and indirect costs arising as a result of bookings that take place on our platform.
Marketing
Advertising expenses were $5.3 million during the three months ended March 31, 2022 and $1.2 million during the three months ended March 31, 2021.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard on January 1, 2022 and will apply the amendments of this ASU prospectively to any modifications or exchanges of freestanding equity-classified warrants occurring on or after the effective date. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In November 2021, the FASB issued ASU No. 2021-10 Disclosures by Business Entities about Government Assistance. The amendments in this ASU require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment in this ASU provides an update to: (1) troubled debt restructurings guidance in Subtopic 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings; and (2) requires public entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company will adopt this standard on January 1, 2023 using the prospective transition method. We do not expect the adoption of the new standard to have an immediate impact on the Company's consolidated financial statements but will continue to evaluate the new standard in future accounting periods.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The Merger was accounted for as a reverse recapitalization under GAAP because Legacy Rover has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, Caravel was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Rover with the Merger treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Rover.

Legacy Rover was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•Legacy Rover stockholders comprising a relative majority of the voting power of the Company;

•Legacy Rover will have the ability to nominate a majority of the members of the board of directors of the Company;

•Legacy Rover’s operations prior to the acquisition comprising the only ongoing operations of the Company;

•Legacy Rover’s senior management comprising a majority of the senior management of the Company; and

•the Company substantially assuming the Legacy Rover name.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Revenue Recognition
Contract Balances
The Company’s contract liabilities consist of deferred revenue. The changes in the Company’s contract liabilities were as follows (in thousands):

Balance at December 31, 2021	$3,077
Bookings and other	32,720
Revenue recognized	(26,743)
Balance at March 31, 2022	$9,054
Substantially all deferred revenue as of December 31, 2021 was recognized as revenue during the three months ended March 31, 2022.
5. Investments
Available-for-sale investments consist of fixed-income securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the available-for-sale investments and unrealized gains and losses were as follows (in thousands):

	March 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$24,801	$—	$(19)	$24,782
Corporate securities	32,528	1	(156)	32,373
US Government securities	65,577	—	(205)	65,372
Asset-backed securities	2,495	—	(16)	2,479
Agency bonds	2,507	—	(12)	2,495
Total marketable securities	$127,908	$1	$(408)	$127,501

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate securities	$4,293	$—	$(1)	$4,292
Total marketable securities	$4,293	$—	$(1)	$4,292

The contractual maturity of the available-for-sale investments were as follows (in thousands):

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2022
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Commercial paper	$24,782	$—	$—	$24,782
Corporate securities	13,826	18,547	—	32,373
US Government securities	55,300	10,072	—	65,372
Asset-backed securities	1,505	974	—	2,479
Agency bonds	2,495	—	—	2,495
Total	$97,908	$29,593	$—	$127,501

	December 31, 2021
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Corporate securities	$—	$4,292	$—	$4,292
Total	$—	$4,292	$—	$4,292

6. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$60,112	$—	$—	$60,112
Commercial paper	—	31,777	—	31,777
US Government securities	2,999	—	—	2,999
Investments:
Commercial paper	—	24,782	—	24,782
Corporate Securities	—	32,373	—	32,373
US Government securities	65,372	—	—	65,372
Asset-backed securities	—	2,479	—	2,479
Agency bonds	—	2,495	—	2,495
Total assets measured at fair value	$128,483	$93,906	$—	$222,389

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
There were no transfers of financial instruments between valuation levels during the periods presented.
Valuation of Private Placement Warrant Derivative Liability
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding private placement warrants (“Private Warrants”) and public warrants (“Public Warrants” and, collectively, “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 (the “Redemption Date”). As a result of the redemption offer under which the Private Warrants would be redeemed on terms substantially similar to those of the Public Warrants, there was a change in valuation technique and the estimated fair value of the Private Warrants was determined using the closing stock price of $2.47 of the Public Warrants on December 31, 2021. As a result, as of December 31, 2021, the Private Warrants were reclassified from Level 3 to Level 2 financial instruments within the fair value hierarchy.
In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of the three months ended March 31, 2022, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity.
The Company classifies financial instruments as Level 2 within the fair value hierarchy which are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. In determining the value of these Private Warrants, the Company may use certain information with respect to market transactions in substantially similar securities.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	March 31, 2022	December 31, 2021
Computers	$1,461	$1,306
Furniture and fixtures	3,840	3,740
Leasehold improvements	13,663	13,663
Internal-use software	21,493	21,635
Total property and equipment	40,457	40,344
Less: Accumulated depreciation and amortization	(20,120)	(19,470)
Total property and equipment, net	$20,337	$20,874

Depreciation and amortization of property and equipment was $1.0 million and $0.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively, and was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $1.9 million and $1.5 million of software development costs during the three months ended March 31, 2022 and March 31, 2021, respectively. Internal-use software amortization was $1.7 million and $1.7 million, for the three months ended March 31, 2022 and March 31, 2021, respectively, and was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
In December 2021, the Company accelerated the amortization of $0.3 million in internal-use software related to its grooming service, which was discontinued.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	March 31, 2022	December 31, 2021
Accrued merchant fees	$66	$11
Income and other tax liabilities	1,038	1,074
Accrued legal expenses and open claims	804	488
Accrued professional services	966	918
Other current liabilities	491	530
Total accrued expenses and other current liabilities	$3,365	$3,021
8. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. No impairment of goodwill was recognized during any of the periods presented.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	March 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	(12,557)	$3,733
Tradenames	950	(950)	—
Total	$17,240	$(13,507)	$3,733

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(11,869)	$4,421
Tradenames	950	(902)	48
Total	$17,240	$(12,771)	$4,469
The weighted average amortization period remaining as of March 31, 2022 for each class of intangible assets were as follows (in years):

Pet parent relationships	4.6
Amortization expense related to acquired intangible assets for the three months ended March 31, 2022 and March 31, 2021 was $0.7 million and $0.9 million, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.

Based on amounts recorded at March 31, 2022, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2022	$612
2023	814
2024	814
2025	814
Thereafter	679
Total	$3,733
9. Debt
In March 2020, the Company borrowed $30.0 million under the subordinated credit facility. In April 2020, the Company was approved for and received a $8.1 million loan from the Small Business Administration’s Paycheck Protection Program (“PPP”).
Upon closing of the Merger, the Company repaid in full the subordinated credit facility of $30.0 million and the PPP loan of $8.1 million. Additionally, in accordance with the subordinated credit facility, the Company made a final termination payment of $0.9 million and accelerated $0.4 million of unamortized debt issuance costs at the termination of the subordinated credit facility.
As of March 31, 2022 and December 31, 2021, the Company had no debt outstanding.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revolving Line of Credit
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
10. Commitments and Contingencies
Leases
The Company leases certain office space in Seattle and Spokane, Washington and Barcelona, Spain with lease agreements expiring between 2022 and 2030. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to seven years. These renewal options have not been considered in the determination of the ROU assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,065	$982
Short-term lease cost	—	59
Sublease income	(304)	(170)
Total lease cost	$761	$871
Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,153	$1,035
Lease term and discount rate were as follows:

	March 31, 2022	December 31, 2021
Weighted-average discount rate	7.16%	7.14%
Weighted-average remaining lease term (years)	7.43	7.65
Maturities of lease liabilities were as follows as of March 31, 2022 (in thousands):

Year Ending December 31	Amounts
Remainder of 2022	$3,147
2023	4,688
2024	4,563
2025	4,693
2026	4,429
Thereafter	13,781
Total lease payments	35,301
Less: imputed interest	(8,356)
Present value of lease liabilities	26,945
Less: current portion of lease liabilities	(2,498)
Total lease liabilities, noncurrent	$24,447
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the maximum potential impact of these indemnifications on the condensed consolidated financial statements and maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid.
Litigation and Other
From time to time, the Company is or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other matters, class action lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. In addition, in the ordinary course of business, the Company’s Trust & Safety team receives claims pursuant to the Rover Guarantee program, as well as claims and threats of legal action that arise from pet sitting services booked through the Company’s website and/or applications. Various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers, and third parties.
The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. The Company regularly evaluates the status of legal proceedings in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (1) the proceedings are in preliminary stages; (2) specific damage amounts have not been sought; (3) damages sought are, in our view, unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals or motions; or (5) there are significant factual issues to be resolved. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded, based on currently available information, that there was not a reasonable possibility that it had incurred a material and estimable loss during the periods presented related to such loss contingencies. Therefore, the Company has not recorded a reserve for any contingencies, including the legal proceedings discussed below.

On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. The Company removed the case to the U.S. District Court for the Northern District of California. Another pet care provider was substituted as the plaintiff in the case, captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case. On May 28, 2021, the plaintiff filed a notice of appeal of the court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The plaintiff has filed her appellate brief with the Ninth Circuit, and the Company’s brief was filed in March 2022. The Company has denied the allegations of wrongdoing and intends to continue to vigorously defend against the claims in this lawsuit on appeal. The Company does not currently believe that a material loss related to this lawsuit is probable.

On October 26, 2021, a pet care provider filed a putative class action complaint in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, and alleged various wage and hour claims under the California Labor Code and unfair competition claims under the Business and Professions Code. The plaintiff is seeking injunctive relief, compensatory damages, civil penalties, attorney’s fees, and other forms of relief. On January 19, 2022, the Company removed the class action to the U.S. District Court for the Central District of California, where it is now pending. On January 21, 2022, the same plaintiff filed a representative action under PAGA in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking civil penalties under PAGA, attorney’s fees, and other forms of relief. On March 18, 2022, the Company removed the PAGA lawsuit to the U.S. District Court for the Central District of California, where it is now pending. The Company has denied or intends to deny the allegations of wrongdoing and intends to vigorously

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
defend against the claims in these lawsuits. The Company does not currently believe that a material loss related to these lawsuits is probable.
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
In addition, the Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of care providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification matters. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s business. As of March 31, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.
11. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. The Company subsequently redeemed all of its outstanding Public and Private Warrants in January 2022. In connection with the Warrant redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on January 12, 2022, and have been delisted. The Warrant redemption had no effect on the trading of our Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “ROVR.” Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of March 31, 2022, the Company had 181.8 million shares of Class A Common Stock issued and outstanding.
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
12. Stock Warrants
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
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the Warrants that remained outstanding. On the Redemption Date, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants who chose to cashless exercise their Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the Redemption Price. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of March 31, 2022, the Company had no Warrants outstanding.

The Warrants were classified as a liability prior to exercise and redemption and measured at fair value with the change in fair value reported in the statement of operations. Upon the cashless exercise of such Warrants to Class A Common Stock, the related carrying amount of the warrant liability was reclassified to stockholders’ equity.
13. Stock-Based Compensation
2021 Equity Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of March 31, 2022, the Company had 9.2 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
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
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2021	14,083
Equity awards authorized	—
Equity awards granted	(5,015)
Equity awards canceled and forfeited	166
Balances as of March 31, 2022	9,234

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	18,058	$1.60	6.1	$147,219
Options exercised	(2,242)	0.87
Options canceled and forfeited	(73)	2.07
Balances as of March 31, 2022	15,743	$1.70	6.1	$64,094
Options vested and exercisable – March 31, 2022	12,726	$1.62	5.7	$52,872
There were no options granted during the three months ended March 31, 2022 and 2021.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $10.0 million and $3.3 million, respectively.
The fair value of options vested during the three months ended March 31, 2022 and 2021 was $0.8 million and $1.1 million, respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2021	2,863	$12.02
Granted	5,015	5.00
Vested	(200)	12.24
Forfeited	(93)	9.89
Unvested March 31, 2022	7,585	$7.40	$43,763
The total fair value of RSUs vested during the three months ended March 31, 2022 was $2.5 million.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Operations and support	$348	$53
Marketing	251	68
Product development	1,390	295
General and administrative	2,321	585
Total stock-based compensation expense	$4,310	$1,001
No material income tax benefit related to stock-based compensation was recorded during the three months ended March 31, 2022 and 2021 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $3.4 million, which was expected to be recognized over a weighted average remaining service period of 1.5 years.
14. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three months ended March 31, 2022 and 2021 were (0.1)% and (0.1)%, respectively. The effective tax rates are primarily due to the effect of U.S. losses being excluded from our estimated annual effective tax rate due to recording a full valuation allowance on the U.S. deferred tax assets.
During the three months ended March 31, 2022, the amount of gross unrecognized tax benefits increased by $10,000, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
15. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(8,146)	$(10,591)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	179,671	30,599
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.35)
As a result of the Merger, the weighted-average number of shares of Class A Common Stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	90,814
Outstanding stock options and RSUs	23,328	24,069
Outstanding common stock warrants	—	1,118
Sponsor Earnout Shares	492	—
Total	23,820	116,001
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s common stock exceeds specified thresholds that have not been achieved as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the closing of the Merger, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 3—Reverse Recapitalization, the financial statements of A Place for Rover, Inc., a Delaware corporation and our wholly owned subsidiary (“Legacy Rover”), are now our financial statements. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years ended December 31, 2021, 2020 and 2019 and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 21, 2022.

Some of the information contained in this discussion and analysis, including information with respect to our plans, estimates and strategy for our business, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections in this report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Rover,” “the Company,” “we,” “us” and “our” refer to Rover Group, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Our Business
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover was founded to give pet parents an alternative to relying on friends and family, neighbors, and kennels for pet care; it is the world’s largest online marketplace for pet care based on gross booking value, or GBV, which represents the dollar value of bookings on our platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations and is exclusive of tips. Our online marketplace aims to match pet parents with pet lovers who are dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover and book the right pet care providers for them and their pets, communicate with providers and write and read reviews. Our platform enables pet care providers to list on our marketplace with low startup costs, schedule bookings, communicate with pet parents, set the prices charged for their services, and receive payment.
We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, as well as daytime services, including doggy daycare, dog walking, and drop-in visits. Through March 31, 2022, over three million unique pet parents and nearly 700,000 pet care providers across North America, the United Kingdom and Western Europe have booked a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from our pet care marketplace platform that connects pet care providers and pet parents. We collect services fees from both providers and pet parents. As more providers accept and complete bookings, we earn more revenue. We also earn revenue from ancillary sources such as provider onboarding fees.

We have made focused and substantial investments in support of our mission. For example, to continually launch new features on our platform we have invested heavily in product development, and have also completed two strategic acquisitions. We have also invested in sales and marketing to grow the user base of the platform across the United States, Canada, the United Kingdom, and seven countries in Western Europe (Spain, France, Norway, Sweden, Netherlands, Italy, and Germany).
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
First Quarter 2022 Financial Highlights

•Revenue of $27.8 million, an increase of 128% from the first quarter of 2021
•GBV of $153.7 million, up 137% from the first quarter of 2021
•New bookings of 179,000, up 76% from the first quarter of 2021, which is a first quarter record

Impact of COVID-19
A discussion of the impact of COVID-19 for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets we serve in the United States, Canada, the United Kingdom, and Western Europe, which in turn impacts our business. Although we have seen signs of demand improving as COVID-19 case counts trended down during the three months ended March 31, 2022, particularly compared to the demand levels during the first year of the pandemic, demand levels continue to be negatively affected by consumer reaction to variants and changes in case counts. Despite achieving significant increases in revenue, GBV and new and repeat bookings in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, we are still seeing elevated cancellation rates. Prior to the pandemic in 2019, our cancellation rate was 9% of GBV. In the three months ended March 31, 2022, our cancellation rate was 13% of GBV as compared to 11% in the three months ended March 31, 2021. This increase in cancellation rate was driven by the Omicron variant and its negative impact on our pet parents and pet care providers, which negatively impacted demand and revenue. See “—Factors Affective Our Performance—Cancellation Rates.”

With recent reports that official case counts are increasing in certain portions of the United States and the emergence of new variants and sub-variants in the United Kingdom, the United States, and other countries, the effect and extent of the impact of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of hybrid work accommodations that blend office and remote environments, which could continue to result in fewer bookings and higher than average cancellation rates if the pandemic depresses travel or office attendance. While public reports on trends in the travel industry are positive for 2022, the vast majority of pet parents book with us within a month of their service needs, which means we cannot determine whether or how the projected increases in travel will translate into increased bookings for us.
Although we believe that demand for pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including changes in travel and work behaviors in response to the pandemic, may continue to negatively affect our financial results in 2022 and beyond. The extent to which the pandemic will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
Macroeconomic and Geopolitical Trends
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interests rates, monetary and fiscal policy changes, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, and the economic uncertainty resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the United States or in our international markets, any of which could further adversely affect our business, operating results and financial position.
Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Bookings

We define a booking as a single arrangement between a pet parent and pet care provider, which can be for a single night or multiple nights for our overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for our daytime services. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that new users, which Rover refers to as pet parents, book on our platform during a period. We define repeat bookings as the total number of bookings from pet parents who have had a previous booking on Rover.

In the three months ended March 31, 2022, we had 1.2 million bookings, an 81% increase from 0.6 million bookings in the three months ended March 31, 2021. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform. New bookings in the three months ended March 31, 2022 were 179,000, a 76% increase from the three months ended March 31, 2021 and a first quarter record for us. The improvement was driven by continued recovery in travel behavior in our markets, including increased demand in our international markets, as pandemic-related travel bans and restrictions eased from prior periods. We had over 980,000 repeat bookings in the three months ended March 31, 2022, an 82% increase from the three months ended March 31, 2021 and a first quarter record for us. This increase in repeat bookings was driven by the increased customer base relative to 2021 as a direct result of the new pet parents that have joined the platform over the last twelve months. As these users return to the platform for repeat bookings, we are seeing an overall increase in repeat bookings compared to the three months ended March 31, 2021.
Gross Booking Value

Gross Booking Value, or GBV, represents the dollar value of bookings on our platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations and is exclusive of tips. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period.

In the three months ended March 31, 2022, we had $153.7 million in GBV, a 137% increase from $64.7 million in GBV in the three months ended March 31, 2021. The increase in our GBV was primarily due to the continued recovery in travel behavior in our markets, including increased demand in our international markets, as well as increased prices set by pet care providers across the platform. In the three months ended March 31, 2022, we saw our international markets grow to 7% of GBV compared to just 3% in the three months ended March 31, 2021.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below. See Part II, Item 1A of this Quarterly Report titled “Risk Factors.”

Growth of our Base of Pet Parents

Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers. We believe that we have a significant opportunity to expand our pet parent base given the size and maturity of the market in which we operate. Through March 31, 2022, more than three million unique pet parents have booked a service on our platform. We attract pet parents to our platform through word of mouth and from a variety of paid marketing channels, such as paid search, social media, video, and other online and offline channels. Over time, as markets mature, the strength of word-of-mouth customer acquisition has increased, and as subsequent repeat transactions with these word-of-mouth customers occur, our marketing spend as a percentage of GBV has decreased. With our expected increased investments in marketing in the near and medium term relative to the low marketing expenses incurred during the 2020 and 2021 periods when marketing expenses were significantly reduced, the ratio of new word-of-mouth bookings to new paid marketing bookings will decrease, which is expected to modestly increase our marketing spend as a percentage of GBV from the decreasing amounts during 2020 and 2021.

Repeat Booking Activity

Our aim when we attract a new pet parent is to generate a long lifetime of bookings from that pet parent. We monitor the absolute number of repeat bookings and the percentage of total bookings that are from repeat customers. We define a repeat customer as any customer that has an incremental booking beyond their first.

In the three months ended March 31, 2022, repeat bookings increased 82% to 1.0 million from the three months ended March 31, 2021 driven by the increased customer base relative to 2021 as a direct result of the new pet parents that have joined the platform. As these users return to the platform, we are seeing an overall increase in repeat bookings compared to the three months ended March 31, 2021. Repeat bookings as a percentage of total bookings was 85% in the three months ended March 31, 2022 compared to 84% in the three months ended March 31, 2021. While our momentum in new customer acquisitions during the COVID-19 pandemic drove the ratio of repeat customers to new customers down, we believe this ratio highlights the future potential of our existing customer base to return as the marketplace continues to scale and that this ratio will climb back towards a historical norm of approximately 87% for the first quarter of 2019 and the first quarter of 2020, though repeat bookings from these customers may not recover to pre-COVID-19 levels entirely.

We may see a change in the percentage of bookings from repeat customers over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our bookings, GBV, revenue, Adjusted EBITDA, and operating results.

Investing in Growth

We plan to invest both in new markets and new service offerings. We believe that we can further expand our services to new markets within North America, the United Kingdom and Europe by carefully targeting locations with high expected demand. We carefully evaluate market demand in specific urban, suburban, and rural areas. This will allow us to better serve both pet parents and pet care providers. We also believe there is an opportunity to expand our services outside of our existing geographic locations into other countries and regions where the spend per pet is consistent with our other existing markets. As we invest in new markets, we may invest more heavily in marketing, with expectations of a slightly extended return on investment target period to accelerate growth in each new market. Our strategy is to continue to evaluate business acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results. In addition, we believe that expanding our offerings may help us to better provide more value to our pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement and value of our existing pet parents.

Availability of Pet Care Providers

We attract pet care providers to our platform primarily by word-of-mouth. To serve our pet parents in any given market, we need density of providers so that pet parents have options at various price points within an acceptable distance from their home. During certain peak periods, such as holidays, we have faced supply constraints in some markets.

In addition, pet care providers have in the past sourced bookings from us and then completed the transaction off of our platform and may continue to do so, and we cannot prevent this activity entirely. While we can use our matching algorithm to identify pet care providers that are attempting to disintermediate Rover by booking transactions off the platform and reduce the chance that those pet care providers are featured to pet parents, we cannot prevent this activity entirely.

For the three months ended March 31, 2022, we had over 230,000 active pet care providers who were able to successfully source a booking on our platform, up 34% from the same period in 2021. An active pet care provider is defined as a provider who has made and serviced at least one booking in the past six months. A change in our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform could negatively impact our ability to serve pet parents and, in turn, have a significant negative impact on our bookings, GBV, revenue, Adjusted EBITDA, and operating results.

Service Booking Mix

Pet care providers set the price for the services offered on our platform. Overnight services are generally at a higher price point than daytime services. Typically, the first booking on our platform has the highest GBV, as pet parents tend to start with us with a specific need in mind, such as a seven-day trip, that is beyond what they can ask of friends, family, or neighbors. Subsequent bookings tend to be for less total nights or for walks as pet parents use our platform for shorter more frequent trips or start using daytime services. As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the average booking value, or ABV, will fluctuate.

In 2020 and early 2021 during the COVID-19 pandemic, we saw a shift towards daytime services and shorter duration bookings, both of which have lower ABV. ABV was $132 in the first quarter of 2022, up 31% from the same period in 2021, as the booking mix shifted back towards overnight services, as pet care providers continued increasing their pricing on the platform particularly for overnight services, a trend we have seen since the second quarter of 2021 likely in response to the rising rate of inflation in the United States, and due to the roll out of our extended stay billing feature early in the fourth quarter of 2021. While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, our pet care providers could increase their prices on our platform to a point that causes pet owner demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition.

We collect the full GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between booking and service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and holidays, and by COVID-19, due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other impacts. In the first quarter of 2022, we saw the lead time between overnight bookings and service of 23 days, which was an increase of five days compared to the 18 days lead time we saw in the first quarter of 2021, as pet parents tended to book farther in advance of expected travel dates.

Cancellation Rates

Bookings and GBV are recorded prior to any cancellation by a pet parent or pet care provider. Because revenue is recognized when a service starts, a change in cancellation rate does not impact recognized revenue but does impact revenue growth rates. Prior to the pandemic in 2019, our cancellation rate was 9% of GBV, which increased to 21% of GBV in 2020 and 14% of GBV in 2021. In the three months ended March 31, 2022 and 2021, our cancellation rate was 13% and 11% of GBV, respectively.

Derivative Warrant Liabilities

On December 13, 2021, we announced that, pursuant to the terms of the Warrant Agreement, we would redeem all of the private placement warrants (the “Private Warrants”) and public warrants (the “Public Warrants” and, together with the Private Warrants, the “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 based on the terms in the Warrant Agreement. On January 12, 2022, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price.

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

See Note 6—Fair Value and Note 12—Stock Warrants for further information.

Public Company Costs

As a result of the Merger, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, which are substantial, director fees, additional internal and external accounting, legal and administrative resources, and increased personnel and stock-based compensation expenses as we grow as a public company.
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for use of our platform, net of discounts, promotions, sales tax paid on behalf of pet parents, and incentives. We recognize revenue related to the facilitation of the connection between pet care providers and pet parents at the start of a booking. We also derive revenue from provider onboarding fees in order to be listed on our platform.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to the Rover Guarantee program, and other direct and indirect costs arising as a result of bookings that take place on our platform. We expect our cost of revenue (exclusive of depreciation and amortization shown separately) to vary from period-to-period on an absolute dollar basis, but correlate as a percentage of revenue with the exception of internal-use software amortization depending on the timing and pace of recovery of the travel and pet care services market.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, and third-party costs related to outsourced support providers. This team assists with fraud monitoring and prevention across our marketplace and community support provided via phone, email, and chat to our pet parents and pet care providers. This support includes assisting and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities, and information technology expense to operations and support expense based on headcount. We expect that operations and support expense will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best customer service possible, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing

Marketing expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising which are focused on pet parent acquisition and brand marketing. We intend to increase investments in marketing in the near and medium term to drive new customer acquisition, which will likely cause marketing expense to increase as a percentage of revenue relative to recent periods.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount related costs for employees in engineering, design and product management, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems. We expect that our product development expense will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue for the foreseeable future as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations.
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
Other Income (Expense), Net
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term and long-term investments.
Interest Expense
Interest expense consists of interest on our borrowing arrangements, including our unsecured letter of credit, and the amortization of debt discounts and deferred financing costs.

Change in Fair Value of Derivative Warrant Liabilities
Consists of the change in fair value of our Class A Common Stock warrant liabilities. See “—Factors Affecting Our Performance—Derivative Warrant Liabilities.”

Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments.

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$27,824	$12,196
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7,848	4,176
Operations and support	5,355	2,233
Marketing	7,331	2,666
Product development	6,633	4,468
General and administrative	11,540	6,636
Depreciation and amortization	1,696	1,850
Total costs and expenses	40,403	22,029
Loss from operations	(12,579)	(9,833)
Other income (expense), net:
Interest income	139	4
Interest expense	(18)	(697)
Change in fair value of derivative warrant liabilities	4,579	—
Other income (expense), net	(256)	(51)
Total other income (expense), net	4,444	(744)
Loss before income taxes	(8,135)	(10,577)
Provision for income taxes	(11)	(14)
Net loss	$(8,146)	$(10,591)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operations and support	$348	$53
Marketing	251	68
Product development	1,390	295
General and administrative	2,321	585
Total stock-based compensation expense	$4,310	$1,001

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	28	34
Operations and support	19	18
Marketing	26	22
Product development	24	37
General and administrative	42	54
Depreciation and amortization	6	15
Total costs and expenses	145	180
Loss from operations	(45)	(80)
Other income (expense), net:
Interest income	—	—
Interest expense	—	(6)
Change in fair value of derivative warrant liabilities	16	—
Other income (expense), net	—	—
Total other income (expense), net	16	(6)
Loss before income taxes	(29)	(86)
Provision for income taxes	—	—
Net loss	(29)%	(86)%
Comparisons for the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenue	$27,824	$12,196	$15,628	128%

Revenue increased $15.6 million, or 128%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in revenue was primarily due to a 81% increase in the number of bookings on our platform as a result of continued recovery from the COVID-19 pandemic as well as new customer growth, including in our international markets, combined with a 31% increase in ABV driven primarily by a 15% average increase in the price per service set by pet care providers on the platform with a skew of higher increases in overnight services.

Costs and Expenses

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$7,848	$4,176	$3,672	88%
Operations and support	5,355	2,233	3,122	140
Marketing	7,331	2,666	4,665	175
Product development	6,633	4,468	2,165	48
General administrative	11,540	6,636	4,904	74
Depreciation and amortization	1,696	1,850	(154)	(8)
Total costs and expenses	$40,403	$22,029	$18,374	83%
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately). Cost of revenue (exclusive of depreciation and amortization shown separately) increased $3.7 million, or 88%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 128% increase in revenue. The increase includes a $2.0 million increase in merchant fees, a $0.5 million increase in provider onboarding fees, a $0.5 million increase in technology platform costs, and a $0.3 million increase in customer claim costs related to the Rover Guarantee program. These increases were driven by changes in demand for our platform as illustrated by the 137% increase in GBV and related platform activity. Amortization of internal-use software remained relatively flat quarter over quarter, which contributed to leverage on cost of revenue in the first quarter of 2022 as compared to the first quarter of 2021.
Operations and Support. Operations and support expenses increased $3.1 million, or 140%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This increase was the result of a $1.8 million increase in personnel-related costs for the operations and support team related to seasonal increases for summer travel, as well as a $0.9 million increase in third-party costs related to outsourced support providers in response to increased demand for our platform, as illustrated by the 81% increase in the number of bookings and related platform activity as the business continues to grow and recover from the COVID-19 pandemic. The increase was also driven by a $0.4 million increase in the allocation of overhead costs due to a 181% increase in headcount and a $0.3 million increase stock-based compensation expense related to the vesting of restricted stock units.
Marketing. Marketing expenses increased $4.7 million, or 175%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in marketing expenses was the result of a $4.1 million increase in advertising expenses as we strategically invested in new customer acquisition as demand for pet care services continued to recover from the COVID-19 pandemic, and a $0.4 million increase in personnel-related costs driven by a 23% increase in headcount and increased average wages resulting from wage increases quarter over quarter. As a result, marketing expense, as a percentage of revenue, was 26% in the three months ended March 31, 2022, as compared to 22% in the three months ended March 31, 2021.
Product Development. Product development expenses increased $2.2 million, or 48%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a $1.1 million increase in stock-based compensation expense related to the vesting of restricted stock units and a $0.7 million increase in personnel-related costs driven by a 27% increase in headcount quarter over quarter, as well as increased average wages from the prior period resulting from wage increases. As a result, product development expense, as a percentage of revenue, was 24% in the three months ended March 31, 2022, as compared to 37% in the three months ended March 31, 2021.
General and Administrative. General and administrative expenses increased $4.9 million, or 74%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in general and administrative expenses was due to a $1.7 million increase in stock-based compensation expense related to the vesting of restricted stock units, a $1.2 million increase in personnel costs due to a 63% increase in headcount and increased average wages resulting from wage increases quarter over quarter as we invest in and support operating as a public company and the expected growth in our business, a $1.3 million increase of insurance expense related to the expansion of our directors and officers insurance policy, and a $0.9 million increase in accounting and legal professional service expenses. These increases were partially offset by a $0.4 million decrease in overhead allocations. As a result, general and administrative expense, as a percentage of revenue, was 42% in the three months ended March 31, 2022, as compared to 54% in the three months ended March 31, 2021.
Depreciation and Amortization. Depreciation and amortization decreased $0.2 million, or 8%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives.
Other Income (Expense), Net
Interest Income. Interest income increased $0.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by an increase in short-term and long-term investments.
Interest Expense. Interest expense decreased $0.7 million, or 97%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily the result of not having any outstanding indebtedness during the first quarter of 2022 due to the repayment of all of our outstanding debt during the third quarter of 2021.
Change in Fair Value of Derivative Warrant Liabilities. Change in fair value of derivative warrant liabilities increased $4.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We recognized a $4.6 million gain due to the change in the fair value of our Warrants during the period the Warrants were outstanding. Due to the cashless exercise of certain of the previously outstanding warrants during December 2021 and January 2022, the subsequent issuance of Class A Common Stock in January 2022, and the redemption of the remaining outstanding Warrants in January 2022, we will no longer have to account for the Warrants as a liability or report any change in fair value after the first quarter 2022.

Non-GAAP Measures

We collect and analyze operating and financial data to evaluate the health of our business and assess our performance. In addition to revenue, net income (loss), loss from operations, and other results under GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Contribution, Contribution margin, Non-GAAP Operations and Support Expense, Non-GAAP Marketing Expense, Non-GAAP Product Development Expense and Non-GAAP General and Administrative Expense (collectively, the “Non-GAAP Financial Measures”), to evaluate the health of our business, measure our operating performance, identify trends, prepare financial forecasts and make strategic decisions. We provide a reconciliation below of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures.

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
•some of these measures exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
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

To compensate for these limitations, management presents the Non-GAAP Financial Measures in connection with GAAP results. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view the Non-GAAP Financial Measures in conjunction with their respective related GAAP financial measures. In addition, such financial information is unaudited and does not conform to SEC Regulation S-X and as a result such information may be presented differently in our future filings with the SEC.

The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should not be considered as substitutes for GAAP financial measures such as net income (loss), operating expenses or any other performance measures derived in accordance with GAAP. The Non-GAAP Financial Measures are not indicative of our overall results, an indicator of past or future financial performance, or total company profitability, and are neither intended to be used as a proxy for total company profitability nor imply profitability for our business. Also, in the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as investment impairment, certain merger and acquisition-related costs and transaction-related expenses. Adjusted EBITDA margin as presented below is Adjusted EBITDA for a period divided by revenue for the same period.

In the three months ended March 31, 2022, Adjusted EBITDA was $(4.8) million or (17%) or revenue, as compared to $(4.4) million or (36%) of revenue in the three months ended March 31, 2021. Revenue increased 128% to $27.8 million from $12.2 million primarily due to an increase in the number of bookings on our platform as well as an increase in ABV driven by an increase in the prices set by pet care providers. This was offset by $3.7 million increase in cost of revenue (exclusive of depreciation and amortization), $3.5 million increase in personnel costs tied to scaling bookings and public company operations, $4.1 million increase in advertising expense to further support growth, $2.2 million in professional fees tied to scaling bookings and public company operations and $1.3 million increase in insurance expense related to the expansion of our directors and officers insurance policy.
The following table presents a reconciliation of Adjusted EBITDA from net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for percentages)
Revenue	$27,824	$12,196
Adjusted EBITDA reconciliation:
Net loss	$(8,146)	$(10,591)
Add (deduct):
Depreciation and amortization (1)	3,428	3,569
Stock-based compensation expense (2)	4,310	1,001
Interest expense	18	697
Interest income	(139)	(4)
Change in fair value, net (3)	(4,579)	—
Other (income) expense, net	256	51
Income tax (benefit) expense	11	14
Acquisition and merger-related costs (4)	80	905
Adjusted EBITDA	$(4,761)	$(4,358)
Net loss margin (5)	(29)%	(86)%
Adjusted EBITDA margin (6)	(17)%	(36)%
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
(3)Change in fair value, net includes the mark-to-market adjustments related to the Warrant liabilities.
(4)Merger and acquisition-related costs include accounting, legal, consulting and travel related expenses incurred in connection with the merger and business combinations.
(5)Net loss margin is net loss divided by revenue
(6)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Contribution and Contribution Margin
We define Contribution as revenue less cost of revenue (exclusive of depreciation and amortization shown separately below), adjusted to exclude amortization of internally developed software. Contribution Margin as presented below is calculated by dividing Contribution for a period by revenue for the same period.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for percentages)
Revenue	$27,824	$12,196
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(7,848)	(4,176)
Adjusted to exclude the following (as related to Cost of revenue (exclusive of depreciation and amortization shown separately)):
Internally developed software amortization	1,732	1,719
Non-GAAP contribution	$21,708	$9,739
Non-GAAP contribution margin	78%	80%
The decrease in Non-GAAP contribution margin between the three months ended March 31, 2021 and the three months ended March 31, 2022 was driven primarily by higher credit card fees on GBV for advance bookings of overnight stays scheduled to occur during the three months ending June 30, 2022.
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

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$27,824	100%	$12,196	100%

Operations and support expense	$5,355	19%	$2,233	18%
Less: Stock-based compensation expense	(348)	(1)	(53)	—
Non-GAAP Operations and support expense	$5,007	18%	$2,180	18%

Marketing expense	$7,331	26%	$2,666	22%
Less: Stock-based compensation expense	(251)	(1)	(68)	(1)
Non-GAAP Marketing expense	$7,080	25%	$2,598	21%

Product development expense	$6,633	24%	$4,468	37%
Less: Stock-based compensation expense	(1,390)	(5)	(295)	(3)
Non-GAAP Product development expense	$5,243	19%	$4,173	34%

General and administrative expense	$11,540	41%	$6,636	55%
Less: Stock-based compensation expense	(2,321)	(8)	(585)	(5)
Non-GAAP General and administrative expense	$9,219	33%	$6,051	50%
Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of March 31, 2022, we had $154.1 million of cash and cash equivalents, $97.9 million in short-term investments, and $29.6 million in long-term investments. Additionally, these amounts do not include funds of $26.2 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, and investment grade corporate securities.

As a result of the repayments and terminations of our credit facilities and Paycheck Protection Program Promissory Note and Agreement during the year ended December 31, 2021 as discussed in Note 9—Debt, we no longer have any outstanding debt or existing credit agreements.

Since inception, we have incurred operating losses and, until 2021, negative operating cash flows, and have financed our operations through the sale of equity securities, the incurrence of debt, and the cash proceeds from the Merger. For the three months ended March 31, 2022, we incurred operating losses of $12.6 million and had negative operating cash flows of $1.1 million. As we continue to invest in growing our business and service offerings, we expect that operating losses and negative operating cash flows could continue for the foreseeable future. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents, combined with any cash flows from operations, will be sufficient to fund our operations through March 31, 2023 and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenues and the impact of the COVID-19 pandemic, macroeconomic and geopolitical conditions, and other factors described in “Risk Factors.”

We will continually evaluate opportunities to enhance our long-term liquidity for any long-term funding not provided by operating cash flows, cash and cash equivalents and investments, which could include selling additional equity or debt securities, or obtaining credit facilities, for strategic reasons or to further strengthen our financial position. In addition, we will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, and technologies, which might affect our liquidity requirements or cause us to secure financing, or issue additional equity or debt securities. The sale of additional equity or convertible debt securities would be dilutive to our stockholders. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Capital Resources

We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, technology and platform enhancements, research of new service offerings and adjacent opportunities, as well as investments in marketing and advertising and personnel to support our growth and newly public company status.

Our material cash requirements from known contractual and other obligations as of March 31, 2022 primarily relate to lease obligations. See Note 10—Commitments and Contingencies for a discussion of our lease obligations and other commitments. We anticipate long-term cash uses may also include strategic acquisitions or investments.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(1,112)	$2,280
Investing activities	(125,671)	(1,584)
Financing activities	1,953	291
Effect of foreign exchange on cash, cash equivalents and restricted cash	(24)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(124,854)	$985
Operating Activities
Net cash used in operating activities was $1.1 million for the three months ended March 31, 2022. The most significant component of our cash used in operations was a net loss of $8.1 million, which included a non-cash gain related to the change in fair value of derivative warrant liabilities of $4.6 million, depreciation and amortization totaling $3.4 million, stock-based compensation of $4.3 million and $0.6 million of non-cash operating lease costs. This was offset by a cash inflow of $3.3 million attributable to changes in operating assets and liabilities. The cash inflow of $3.3 million was a result of an increase of $8.8 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from customers in advance of revenue recognition, partially offset by a $2.2 million decrease in prepaid expenses and other current assets due to the renewal of our public company insurance policy and a $2.1 million decrease in accrued expenses and other current liabilities driven by bonus payouts. The remaining $1.2 million change within changes in operating assets and liabilities was across the remaining line items.
Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2021. The most significant component of our cash provided by operations was a net loss of $10.6 million which included non-cash expense related to depreciation and amortization totaling $3.6 million, stock-based compensation of $1.0 million and $0.5 million of non-cash operating lease costs. This was offset by an increase in operating assets and liabilities, primarily as a result of an increase of $9.7 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from customers in advance of revenue recognition

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $125.7 million, which was primarily driven by our purchase of available-for-sale securities of $123.6 million, investment in internal-use software of $1.7 million associated with new product development and technology enhancements, and the purchase of property and equipment of $0.3 million for computers and peripheral equipment to support the 19% increase in total headcount as compared to the fourth quarter of 2021.
Net cash used in investing activities for the three months ended March 31, 2021 was $1.6 million, which was primarily driven by our investment in internal-use software of $1.5 million and purchase of property and equipment of $0.1 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $2.0 million, which was primarily driven by $2.4 million of proceeds from the exercise of stock options and issuance of common stock partially offset by $0.4 million of tax payments related to the settlement of equity awards.
Net cash provided by financing activities for the three months ended March 31, 2021 was $0.3 million which consisted of $0.7 million of proceeds from exercises of common stock options partially offset by $0.4 million of payment of deferred transaction costs.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this report for recently issued accounting pronouncements not yet adopted, recently accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, investment, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events, and specific asset risks.
Investment and Interest Rate Risk
Our investment portfolio may consist of short-term and long-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of March 31, 2022 and December 31, 2021, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Risk
Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries will be expected to have other functional currencies, including the British Pound, the Euro, and the Canadian dollar. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.
Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. However, significant inflationary pressures can pose risks in three areas of our business. First, our cost structure could increase due to higher wages and increased prices from vendors. Second, our pet care providers can increase prices on the platform so much that pet owner demand and bookings decline. Third, the overall price of travel can increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.
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

Remediation Efforts to Address Previously Identified Material Weakness
Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of previously identified material weaknesses. These remediation measures are ongoing and include the following:

•Sufficiency of personnel — we have added and will continue to add experienced accounting resources to support the achievement of financial reporting and internal control objectives and provide internal control training to enhance employees’ competence and experience required to fulfill their roles and responsibilities.
•Risk assessment — we initiated formalizing our internal controls environment and performed a risk assessment and scoped key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks. We will continue to revise and enhance the design of existing controls and implement new controls, update documentation and strengthen supervisory reviews by our management.
•Professional services firm — we engaged a professional accounting services firm to provide relevant internal control training to business process owners and key executives, assist in the implementation of our risk assessment over financial reporting controls, and to advise us on the design of new and existing controls, including information technology general controls.

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of March 31, 2022.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 10—Commitments and Contingencies under the subsection titled “Litigation and Other” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33 and our unaudited condensed consolidated financial statements and related notes beginning on page 7, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.

Governments have imposed various restrictions to limit the spread of COVID-19, including emergency declarations at the federal, state and local levels, school and business closings, quarantines, “shelter at home” orders, travel restrictions, limitations on social or public gatherings and other social distancing measures. These actions, pet parents and pet care providers being infected with COVID-19, and new habits such as increased reliance on online meeting tools rather than in-person meetings and business travel, have had and may continue to have a material adverse impact on our long-term business, operations and financial condition, and the demand for pet care.

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s impact on our business, operating results and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19, the development, severity and transmissibility of novel strains of the COVID-19 virus, such as the Delta and Omicron variants, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of local, national and international travel restrictions, impacts on travel or work behavior, any risk or perceived risk that pets may be a vector for COVID-19, the impact on capital and financial markets and on the United States and global economies and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we achieved record quarterly highs for new and repeat bookings during the third quarter of 2021 during the Delta wave and record high gross booking value, or GBV, during the fourth quarter of 2021, we continue to see demand adversely impacted as a result of each COVID wave or variant and cancellation rates that remain elevated compared to pre-pandemic levels. Despite achieving significant increases in revenue, GBV and new and repeat bookings in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, the effect and extent of the impact of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base is infected with COVID-19 or their behavior is impacted due to such infections or new COVID-19 variants or subvariants, and may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.

Most of our employees and many pet parents are still working remotely and these arrangements, especially if maintained over the long-term, could have a number of materially negative impacts on our business, including:
•reduced demand for daytime pet care services due to pet parents’ presence at home;
•lower customer satisfaction resulting from potential delays or slower than usual response times in support assistance to pet parents and pet care providers that use our platform;
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

As of March 31, 2022, we had an accumulated deficit of $328.5 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. We have begun to reinvest in our business, however, and have made and expect to continue to make significant investments related to improving market conditions and becoming a public company. Especially in light of the COVID-19 pandemic, we may not succeed in increasing revenue sufficiently to offset these higher expenses, which would adversely impact our ability to achieve profitability.

Our historic revenue growth rate has slowed over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased 49% from 2019 due to the COVID-19 pandemic. Although 2021 revenue exceeded 2019 levels despite the continued adverse impacts of the COVID-19 pandemic on travel and demand for pet services, such growth may again reverse or slow due to novel strains of the COVID-19 virus, low vaccination rates, seasonal variations, or negative impacts on travel, the pet care industry or the economy due to general economic conditions, sustained levels of increased inflation (including inflation related to the prices charged by pet care providers on our platform), rising interest rates, changes in monetary or fiscal policy, increased fuel costs, or geopolitical events related to the ongoing Russian invasion of Ukraine and its resulting impacts on energy and commodity prices. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the frequency with which they seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. A softening of demand, whether caused by events outside of our control, such as COVID-19, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described elsewhere in this report, will result in decreased revenue.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during 2021, we may experience declines in Adjusted EBITDA on a quarterly or annual basis for as long as the COVID-19 pandemic continues to materially adversely impact our business or if general economic and business conditions worsen. Other adverse developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

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
•our inability to attract large number of prospective pet parents to our platform;
•the COVID-19 pandemic or other pandemics or health concerns and their impact on pet care providers;
•fees we charge to pet care providers to use our platform;
•pet care providers choosing other third-party platforms over our platform;
•economic, social and political factors;
•negative perceptions of trust and safety on and off our platform;
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
•changes to income tax reporting requirements, including reduced income reporting thresholds for payment processors that have recently become law; and
•removal of pet care providers from our platform due to violation of our community standards or other factors we deem detrimental to our community.

If we are unable to attract and retain individual pet care providers in a cost-effective manner, or at all, our business, operating results and financial condition would be materially adversely affected.

Pet care providers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our pet care providers have chosen to cross-list their offerings on other platforms, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book with competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain pet parents reach out to our pet care providers (and vice versa) and incentivize them to book directly with them and bypass our platform, which reduces the use of our platform. Some pet care providers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns. In addition, pet care providers have in the past sourced bookings from us and then completed the transaction off of our platform and may continue to do so, and we cannot prevent this activity entirely. A change in our ability to attract pet care providers to our platform, enable them to generate income, and dissuade them from sourcing bookings off our platform could negatively impact our ability to provide sufficient offerings to attract and serve pet parents and, in turn, have a significant negative impact on our GBV, bookings, revenue and operating results.

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
•increasing prices set by pet care providers;
•the fees we charge to pet parents for use of the platform;
•taxes;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•the COVID-19 pandemic or other pandemics or health concerns and their impact on pet parents;
•increased or continuing restrictions on travel and immigration;
•the impact of climate change on travel and seasonal destinations (such as fires, floods and other natural disasters);
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, outside of our control affecting travel or business activities generally;
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
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee program;
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

We use proprietary Rover matching algorithms in an effort to maximize customer satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet care providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively.

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

Any decline or disruption in the travel and pet care services industries or an economic downturn would materially adversely affect our business, results of operations and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet services industries. In addition to the impacts of COVID-19 as discussed elsewhere in this report, other events beyond our control can result in declines in travel or continued work-from-home mandates. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Further, rising inflation and interest rates could adversely impact travel and demand for our services. For example, our pet care providers could increase prices on the platform so much that pet owner demand declines and the overall price of travel could increase so much that demand for pet care services decline. Because these events or concerns and the full impact of their effects are largely unpredictable, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which would materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, changes in monetary or fiscal policy, volatility due to geopolitical instability, such as the Russian invasion of Ukraine, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition.

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
•online aggregators and directories, such as Craigslist, Nextdoor, and Yelp; and
•other digital marketplaces, such as Wag and the pet care offerings on Care.com in the United States, and small operators such as Gudog and Pawshake outside of the United States.

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
•fraudulent activity and transactions on our platform;
•cancellations by pet care providers or pet parents;
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

All new pet care providers on our platform in the United States and Canada undergo third-party background checks before they can offer their services on our platform. U.S. pet care providers are checked against national criminal offense databases, sex offender registries and certain regulatory, terrorist and sanctions watchlists. In the United Kingdom and Western Europe, we use a third party to conduct identity verification on all pet care providers. Pet care provider profiles in all geographies are also subject to review and approval by our team of pet care provider specialists.

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

We launched operations in 2011 and since then have increased the number of local markets in which we offer services (including via expansion into the United Kingdom and Western Europe) and expanded our platform features and services. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
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
•adapt to rapidly evolving trends in the ways pet care providers and consumers interact with technology;
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

We may experience significant fluctuations in our operating results and key business metrics, which make it difficult to forecast future results and could cause our stock price to decline.

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our operating results, Adjusted EBTIDA and key business metrics such as bookings and GBV, which we expect to continue and which may become more extreme. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. As a result, we may not accurately forecast our operating results. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

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

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and audits (including audits related to employment classification matters), and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. For example, representative actions, including actions under California’s Private Attorney General Act, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff filed a notice of appeal of the court’s dismissal with the United States Court of Appeals for the Ninth Circuit. See Note 10—Commitments and Contingencies under the subsection titled “Litigation and Other” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a more detailed discussion of the representative actions. We may also become subject to such matters in the United Kingdom and Europe.

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

Our business is subject to a variety of laws and regulations, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise materially adversely affect our business, financial condition, or operating results.

Online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving. We are or may become subject to a variety of laws in the United States, Canada, the United Kingdom, Europe, and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background and identity verification checks, algorithm-based discrimination and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States, Canada, the United Kingdom and Western Europe.

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
Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent service providers or otherwise viewed as part of the “gig economy.” Legislative, regulatory, and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by enacting employment-like regulations with regard to dual-sided marketplaces like our platform. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.

Our success, or perceived success, and increased visibility may also drive some businesses that perceive our business model as a threat to their services or otherwise negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of pet parents and pet care providers to use our platform.

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

We are subject to regulatory inquiries, claims, lawsuits, investigations, various proceedings and other disputes and face potential liability and expenses for legal claims, which could materially adversely affect our business, operating results and financial condition.

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

We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits and inquiries conducted by federal, state, or local governmental agencies. Results of investigations, audits and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material adverse impact on our business, financial condition and operating results, particularly if an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters and the diversion of management resources and other factors.

We are also subject to claims, lawsuits and other legal proceedings seeking to hold us vicariously liable for the actions of pets, pet parents and pet care providers. In the ordinary course of business, our Trust and Safety team receives claims pursuant to the Rover Guarantee Program, as well as claims and threats of legal action that arise from pet sitting services booked through the Rover website or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by pet care providers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including implementation of the Rover Guarantee Program, customer goodwill, expediency, protection of our reputation and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and it faces increasing public scrutiny. Pending or threatened legal proceedings could have a material adverse impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any pet parents, pet care providers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and operating results.

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

In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our business, financial condition and operating results.

We are subject to indirect taxes, such as payroll, sales, use, value-added and goods and services taxes, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently do so, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage pet parents and pet care providers from utilizing our offerings, or could otherwise harm our business, financial condition and operating results. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Additionally, if we or pet care providers try to pass along increased additional taxes and raise fees or prices to pet parents, booking volume may decline.

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

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have experienced, and continue to experience, incidents of fraud on our platform involving credential stuffing attacks, some of which we were unable to detect or prevent.

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

We expect to incur significant costs in an effort to detect and prevent privacy, data protection and security breaches and other privacy-, data protection- and security-related incidents, and we may face increased costs and requirements to expend substantial resources if an actual or perceived privacy, data protection, or security breach or other incident occurs. While we maintain cyber insurance that may help provide coverage for these types of incidents, our insurance may not adequately cover costs and liabilities related to any incidents, and may not continue to be available to us on economically reasonable terms, or at all, and any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.

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

Further, in the EEA, the Austrian and the French data protection authorities recently indicated that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. As the enforcement landscape further develops, and depending on the impacts of these rulings, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes. If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act will take effect on January 1, 2023, the Colorado Privacy Act will take effect July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

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

Despite our efforts to comply, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, applicable laws, regulations, or obligations. Our failure, or the failure by our third-party providers, pet parents, or pet care providers on our platform, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of data relating to pet care providers, pet parents. or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing pet care providers and pet parents from using our platform, or result in fines or other penalties, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and operating results.

Systems defects and failures and resulting interruptions in the availability of our website, mobile applications, or platform could adversely affect our business, financial condition and operating results.

Our success depends on pet parents and pet care providers being able to access our platform at any time. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects, bugs or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

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
•the impact on employee morale created by geopolitical and macroeconomic events, public stock market volatility, and general public company criticism;
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

Meeting the support expectations of our pet care providers and pet parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, to hire new operations personnel in a manner that keeps pace with our post-2020 business recovery, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. As part of our 2020 workforce reduction, we significantly reduced the number of employees in our support organization and our technology organization, and since the beginning of 2021 it has been necessary to rapidly increase such personnel, which impacts, or could in the future impact, our ability to provide effective support.

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

The majority of our customer contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls and procedures could materially adversely impact our business. Further, if the third-party service providers terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we may need to find alternate third-party service providers and may not be able to secure similar terms or experience or replace such providers or provide proper guidance and training in an acceptable timeframe, which could adversely impact our ability to timely and appropriately support our pet care providers and pet parents.

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

In the United States and Canada, we rely on a single third-party background check provider to provide or confirm the criminal and other records of potential pet care providers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law, and in the United Kingdom and Western Europe we rely on a single identity verification provider. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If either of our third-party background check provider or our identity verification provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate providers on terms acceptable to us, we may not be able to timely onboard potential pet care providers and as a result, our platform may be less attractive to potential pet care providers and we may have difficulty finding enough pet care providers to meet pet parent demand.

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

The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, which could also result in adverse publicity and damage to our reputation. While the U.S. Small Business Administration, or SBA, recently reviewed our PPP Loan and requested documentation without incident, the SBA could still conduct further reviews and request additional documentation. While we believe we can demonstrate that we satisfied all eligibility criteria and used all proceeds for permissible expenses, there is no guarantee that the SBA will agree, and any adverse findings or prolonged audit proceedings could, in addition to fines or penalties, result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel and implementing additional procedures and controls. See Part I, Item 4 “Controls and Procedures—Remediation Efforts to Address Previously Identified Material Weakness” of this report. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A Common Stock is listed, the SEC, or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies and issue shares to effect a business combination. In either case, there could be a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A Common Stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

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

Risks Related to Ownership of Class A Common Stock

The market price of our Class A Common Stock has been, and may continue to be, volatile and may decline.

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and May 11, 2022, our common stock’s daily closing price on Nasdaq has ranged from a low of $4.27 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•the impact of the COVID-19 pandemic on our business;
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, changes in monetary and fiscal policy and economic uncertainty and downturns, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
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
•stockholder activism;
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
•changes in operating performance and stock market trading volumes and trading prices of other technology or growth companies generally, or those in the pet care industry in particular;
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

As of April 18, 2022, our executive officers, directors and their affiliates as a group beneficially owned approximately 36.9% of the Class A Common Stock representing 34.5% of the vote (the calculation of such amounts excludes the last tranche of

2,192,687 shares of Class A Common Stock that may be issued upon the Class A Common Stock achieving certain share price milestones pursuant to our Business Combination Agreement with Caravel, or Earnout Shares, unvested restricted stock units, or RSUs, and options to purchase Class A Common Stock that remain issued and outstanding in addition to equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

In addition, Nebula Caravel Holdings, LLC holds the right to designate a director to our Board. This control could have the effect of delaying or preventing a change of control of the Company or changes in our management and could make the approval of certain transactions difficult or impossible without the support of insider stockholders and their votes.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, investors may not receive any return on investment unless they sell their Class A Common Stock at a price greater than what they paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of our board of directors, or the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, investors may not receive any return on an investment in our Class A Common Stock unless they sell their Class A Common Stock for a price greater than that which they paid for it.

Our stockholders will experience dilution in the future.

The percentage of shares of our Class A Common Stock owned by current stockholders will be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards granted to our directors, officers and employees or meeting the conditions under the last tranche of Earnout Shares. These issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A Common Stock. For example, because the volume weighted average price of our Class A Common Stock over the 20 trading days preceding and inclusive of September 29, 2021 exceeded $12.00 and $14.00, the first two tranches of Earnout Shares were triggered, and we issued an aggregate of 17,540,964 Earnout Shares to eligible former Legacy Rover stockholders in October 2021. Further, in connection with the redemption of all of our outstanding Warrants, we issued 2,046,220 shares of Class A Common Stock in January 2022 related to the cashless exercise of certain of those warrants during December 2021 and January 2022.

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

General Risk Factors

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

The value of our marketable securities could decline, which could adversely affect our results of operations and financial condition.

Our marketable securities portfolio includes various holdings, types, and maturities. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our consolidated balance sheets at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and other than-temporary impairments are reported within other income (expense), net in the consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates would adversely impact our interest income.

Certain estimates and information contained in this report and other filings with the SEC are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

Certain estimates and information contained in this report and other filings with the SEC, including general expectations concerning our industry and the market in which we operate, category share, market opportunity and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition and operating results could be materially adversely affected.

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market, or the perception that these sales could occur. There are a total of 181,939,002 shares of Class A Common Stock outstanding as of May 6, 2022 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs, and options to purchase Class A Common Stock outstanding under our employee benefit plans and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - January 31, 2022	4,062,809 (1)	(1)	4,062,809 (1)	— (1)
February 1 - February 28, 2022	—	—	—	—
March 1 - March 31, 2022	—	—	—	—
Total	4,062,809 (1)	(1)	4,062,809 (1)	— (1)
(1) On December 13, 2021, we announced that, pursuant to the terms of the Warrant Agreement, we would redeem all of the 5,499,980 outstanding Public Warrants that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 (the “Redemption Date”) for a redemption price of $0.10 per Public Warrant. In connection with the redemption, holders of Public Warrants had the option to exercise the Public Warrants on a “cashless” basis to receive 0.2558 shares of Class A Common Stock per Public Warrant in lieu of receiving the redemption price. The 4,062,809 Public Warrants that were submitted for cashless exercise during January 2022 received an aggregate of 1,039,230 shares of Class A Common Stock. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and we redeemed those unexercised Public Warrants for an aggregate of $7,463.10. As of January 20, 2022, Rover had no Warrants outstanding.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Rover Group, Inc.’s Quarterly Report on Form 10-Q filed on November 10, 2021 (File No. 001-39774)).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).
4.2
Warrant Agreement, dated as of December 8, 2020, by and between Caravel and American Stock Transfer and Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on December 11, 2020 (File No. 001.39774)).

4.3
First Amendment to Warrant Agreement, dated December 10, 2021, by and between Rover Group, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on December 13, 2021 (File No. 001-39774)).

10.1 #
Employment and Transition Agreement, dated March 4, 2022, by and between Rover Group, Inc. and Tracy Knox (incorporated by reference to Exhibit 10.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on March 7, 2022 (File No. 001.39774)).

10.2 #
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (for executives) (incorporated by reference to Exhibit 10.18 to Rover Group, Inc.’s Annual Report on Form 10-K filed on March 21, 2022 (File No. 001-39774)).

10.3 #
Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (for executives) (incorporated by reference to Exhibit 10.21 to Rover Group, Inc.’s Annual Report on Form 10-K filed on March 21, 2022 (File No. 001-39774)).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
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

Rover Group, Inc.

Date: May 12, 2022	By:	/s/ Tracy Knox

		Name:	Tracy Knox
		Title:	Chief Financial Officer
(Duly Authorized Officer)