Form 10-Q
period 2022-06-30
ROVER GROUP, INC.
filed 2022-08-12
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 182,781,527 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of August 4, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus, and other geopolitical events like Russia’s invasion of Ukraine on customer demand and our business, key business metrics, operating results and financial condition, the travel industry, travel trends, and the global economy generally;
•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, lower consumer confidence, changes in monetary and fiscal policy, significant foreign currency fluctuations, and geopolitical conflicts and economic downturns, and their impact on consumer spending patterns, demand for and pricing on our platform, and our business, operating results and financial condition;
•our expectations regarding our future operating and financial performance, including our bookings, gross booking value, average booking value, revenue and expenses;
•our ability to retain existing and acquire new pet parents and pet care providers;
•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;
•our opportunities and strategies for growth, including investments, acquisitions and international markets;
•our offering expansion initiatives and market acceptance thereof, and the effect of these investments on our results of operations;
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
•seasonal fluctuations in bookings, gross bookings value, average booking value, revenue, marketing, operating expenses, net income (loss), and Adjusted EBITDA;
•our future capital requirements and sources and uses of cash;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•changes in applicable laws or regulations;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the effects of various existing and developing laws and restrictions that relate to our business;
•our ability to successfully defend, and the outcome of, any known and unknown litigation and regulatory proceedings;
•the increased expenses associated with being a public company;
•our ability to maintain and protect our brand;
•our ability to effectively manage our growth and maintain our corporate culture;

•our ability to maintain the security and availability of our platform;
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
•Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics, sustained levels of increased inflation, rising interest rates, lower consumer confidence, geopolitical instability or economic uncertainty, could materially adversely affect our business, results of operations, and financial condition.
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
•Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes.

Risks Related to Privacy and Technology
•We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and reputation and adversely affect our business, financial condition, and operating results.
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
•We rely on mobile operating systems and application marketplaces to make our applications available and if they modify their policies, or if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, our usage or brand recognition could decline and our business, financial results and operating results could be materially adversely affected.

Risks Related to Our Intellectual Property
•Failure to adequately protect our intellectual property could adversely affect our business, financial condition and operating results.
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
•Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
•The failure to successfully execute and integrate acquisitions could adversely affect our business, operating results and financial condition.
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
•Our stockholders will experience dilution in the future.

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$123,337	$278,904
Short-term investments	140,468	—
Accounts receivable, net	38,241	26,023
Prepaid expenses and other current assets	6,195	6,113
Total current assets	308,241	311,040
Property and equipment, net	19,981	20,874
Operating lease right-of-use assets	19,970	21,495
Intangible assets, net	7,912	4,469
Goodwill	37,119	33,159
Deferred tax asset, net	1,290	1,477
Long-term investments	24,633	4,292
Other noncurrent assets	276	348
Total assets	$419,422	$397,154
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,961	$5,043
Accrued compensation and related expenses	5,223	6,600
Accrued expenses and other current liabilities	3,757	3,021
Deferred revenue	12,352	3,077
Pet parent deposits	53,618	28,269
Pet care provider liabilities	3,979	10,894
Operating lease liabilities, current portion	2,314	2,433
Total current liabilities	87,204	59,337
Operating lease liabilities, net of current portion	23,606	25,198
Derivative warrant liabilities	—	19,943
Other noncurrent liabilities	1,627	84
Total liabilities	112,437	104,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of June 30, 2022 and December 31, 2021; 182,776 and 177,342 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	640,072	612,680
Accumulated other comprehensive (loss) income	(1,001)	220
Accumulated deficit	(332,104)	(320,326)
Total stockholders’ equity	306,985	292,592
Total liabilities and stockholders’ equity	$419,422	$397,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$43,371	$24,482	$71,195	$36,678
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,521	6,283	18,369	10,459
Operations and support	6,485	3,482	11,840	5,715
Marketing	11,027	4,462	18,358	7,128
Product development	6,647	5,086	13,280	9,554
General and administrative	11,477	5,732	23,017	12,368
Depreciation and amortization	1,175	1,849	2,871	3,699
Total costs and expenses	47,332	26,894	87,735	48,923
Loss from operations	(3,961)	(2,412)	(16,540)	(12,245)
Other income (expense), net:
Interest income	658	4	797	8
Interest expense	(24)	(703)	(42)	(1,400)
Change in fair value of derivative warrant liabilities	—	—	4,579	—
Other expense, net	(532)	(26)	(788)	(77)
Total other income (expense), net	102	(725)	4,546	(1,469)
Loss before income taxes	(3,859)	(3,137)	(11,994)	(13,714)
Benefit from income taxes	227	331	216	317
Net loss	$(3,632)	$(2,806)	$(11,778)	$(13,397)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.09)	$(0.07)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,730	31,333	180,707	31,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(3,632)	$(2,806)	$(11,778)	$(13,397)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(164)	8	(225)	29
Unrealized loss on available-for-sale securities	(586)	—	(996)	—
Other comprehensive (loss) income	(750)	8	(1,221)	29
Comprehensive loss	$(4,382)	$(2,798)	$(12,999)	$(13,368)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Exercise of stock options and issuance of common stock	2,442	—	2,353	—	—	2,353
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	18	634,443	(251)	(328,472)	305,738
Exercise of stock options and issuance of common stock	946	—	1,438			1,438
Taxes paid related to settlement of equity awards	—	—	(908)			(908)
Stock-based compensation	—	—	5,099			5,099
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance as of Balance as of June 30, 2022	182,776	$18	$640,072	$(1,001)	$(332,104)	$306,985

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	90,814	$290,427	30,398	$3	$53,909	$253	$(256,277)	$(202,112)
Issuance of common stock from exercises of stock options	—	—	470	—	666	—	—	666
Stock-based compensation	—	—	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(10,591)	(10,591)
Balance as of March 31, 2021	90,814	290,427	30,868	3	55,576	274	(266,868)	(211,015)
Issuance of common stock from exercises of stock options	—	—	392	—	816	—	—	816
Issuance of common stock from net exercises of warrants	—	—	331	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,147	—	—	1,147
Foreign currency translation adjustments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(2,806)	(2,806)
Balance as of June 30, 2021	90,814	$290,427	31,591	$3	$57,539	$282	$(269,674)	$(211,850)
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

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(11,778)	$(13,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	9,144	2,148
Depreciation and amortization	6,325	7,177
Non-cash operating lease costs	1,502	950
Change in fair value of derivative warrant liabilities	(4,579)	—
Net accretion of investment discounts	(76)	—
Amortization of debt issuance costs	—	238
Deferred income taxes	(246)	(329)
Loss on disposal of property and equipment	16	10
Changes in operating assets and liabilities:
Accounts receivable	(12,168)	(9,188)
Prepaid expenses and other current assets	28	712
Other noncurrent assets	14	38
Accounts payable	636	1,512
Accrued expenses and other current liabilities	(1,277)	980
Deferred revenue and pet parent deposits	34,540	33,321
Pet care provider liabilities	(6,915)	2,540
Operating lease liabilities	(1,687)	(1,057)
Other noncurrent liabilities	131	111
Net cash provided by operating activities	13,610	25,766
INVESTING ACTIVITIES
Purchases of property and equipment	(389)	(393)
Capitalization of internal-use software	(3,727)	(2,988)
Proceeds from disposal of property and equipment	—	19
Acquisition of businesses, net of cash acquired	(5,711)	—
Purchases of available-for-sale securities	(174,328)	—
Maturities of available-for-sale securities	12,600	—
Net cash used in investing activities	(171,555)	(3,362)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	3,791	1,482
Redemption of stock warrants	(7)	—
Taxes paid related to settlement of equity awards	(1,301)	—
Payment of deferred transaction costs related to reverse recapitalization	—	(1,352)
Net cash provided by financing activities	2,483	130
Effect of exchange rate changes on cash and cash equivalents	(105)	4
Net (decrease) increase in cash and cash equivalents	(155,567)	22,538
Cash and cash equivalents, beginning of period	278,904	80,848
Cash and cash equivalents, end of period	$123,337	$103,386
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$45	$7
Cash paid for interest	7	1,138
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of certain derivative warrant liabilities to equity upon exercise	$15,356	$—
Deferred transaction costs included in accrued expenses and other current liabilities	—	3,430
Recognition of indemnity holdback liabilities upon acquisition of businesses	1,563	—
Stock-based compensation capitalized to internal-use software	402	—
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
Although we believe that demand for pet care services offered through our platform will continue to rebound as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including new variants or sub-variants or changed travel and work behaviors resulting from the pandemic, has continued to affect the Company’s financial results in 2022 and may do so for some time. The extent to which the pandemic continues to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond the Company’s knowledge and control, including but not limited to the duration, severity and spread of new variants, the actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and how quickly and to what extent normal economic and operating conditions can resume.
Liquidity
On July 30, 2021, the Company completed the Merger and received net proceeds of $235.6 million, net of transaction costs of $32.7 million. See Note 3—Reverse Recapitalization for additional information.
The Company has incurred losses from operations and had an accumulated deficit of $332.1 million as of June 30, 2022. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
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
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the condensed consolidated statements of operations. The net effect of foreign currency losses was $0.5 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and was not material during the three and six months ended June 30, 2021.

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
The Company’s ability to provide a reliable platform largely depends on the efficient and consistent operation of its computer information systems and those of its third-party service providers. Any significant interruptions could harm the Company’s business and reputation and result in a loss of business. Further, there has been evidence that the Company has been the subject of cyber-attacks, and it is possible that it will be subject to similar attacks in the future. These attacks may be primarily aimed at interrupting the Company’s business, exposing it to financial losses, or exploiting information security vulnerabilities. To management’s knowledge, no prior attacks or breaches have, individually, or in the aggregate, resulted in any material liability to the Company, or any material disruption to the Company’s business.
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
For the three and six months ended June 30, 2022 and 2021, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of June 30, 2022 and December 31, 2021, accounts receivable was $38.2 million and $26.0 million, respectively, and was comprised primarily of amounts due from payment processors who collected payment from pet parents on behalf of the Company. Accounts receivable settle relatively quickly, and the Company’s historical experience of losses has not been significant.
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
Provider Onboarding Revenue
The Company earns revenue from non-refundable provider onboarding fees by completing quality assurance reviews of new pet care provider profiles and by arranging for background checks, which are performed by a third party. Pet care providers pay the onboarding fee at the time of sign up. The Company recognizes revenue related to provider onboarding services at a point-in-time upon satisfaction of the related performance obligation, determined to be the completion of the quality assurance review of the pet care provider's profile and background check.
Pet Parent Deposits and Pet Care Provider Liabilities
The Company records payments received from pet parents, excluding the revenue portion due to the Company, in advance of the related services being provided as pet parent deposits. As the related performance obligations are satisfied, these amounts are settled through our payment processor and derecognized. In addition, we hold pet care provider liabilities relating to stays completed prior to the implementation of our current payment processor and related systems where payment has not yet been requested by the pet care provider. The Company is subject to compliance with escheat laws applicable by jurisdiction where pet care providers do not claim the amounts owed to them for services rendered.
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
Marketing

Advertising expenses were $8.8 million and $14.1 million during the three and six months ended June 30, 2022, respectively, and $2.9 million and $4.1 million during the three and six months ended June 30, 2021, respectively.

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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements, but the new guidance will be applied to all business combinations completed after the adoption date.

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
Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment in this ASU provides an update to: (1) troubled debt restructurings guidance in Subtopic 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings; and (2) requires public entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company will adopt this standard on January 1, 2023 using the prospective transition method. We do not expect the adoption of the new standard to have a material impact on the Company’s consolidated financial statements but will continue to evaluate the new standard in future accounting periods.

In June 2022, the FASB issued ASU No. 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction. The amendment in this ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company will adopt this standard on January 1, 2024 using the prospective transition method. We do not expect the adoption of the new standard to have a material impact on the Company’s consolidated financial statements but will continue to evaluate the new standard in future accounting periods.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The number of shares of Class A Common Stock issued immediately following the consummation of the Merger at July 30, 2021 was:

Number of Shares
Common stock of Caravel outstanding prior to the Merger	27,500,000
Less redemption of Caravel shares	(14,677,808)
Sponsor Earnout Shares outstanding prior to the Merger	6,875,000
Less forfeiture of Sponsor Earnout Shares(1)	(975,873)
Common stock of Caravel (1)	18,721,319
Shares issued in PIPE financing	5,000,000
Shares issued in Sponsor Backstop Subscription Agreement	8,000,000
Shares issued in Assignment Agreement	1,000,000
Merger and PIPE financing shares	32,721,319
Legacy Rover shares (2)	124,477,819
Total	157,199,138
_______________
(1)Upon the Merger closing, 3,437,500 shares held by Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company (the “Sponsor”), vested, 975,873 were forfeited and 2,461,627 shares remained outstanding and unvested (the “Sponsor Earnout Shares”). At Closing, the remaining 2,461,627 Sponsor Earnout Shares were subject to vesting conditions based upon the occurrence of certain triggering events. At the close of trading on September 29, 2021, pursuant to the Business Combination Agreement and the achievement of Trigger Events I and II, 1,969,300 of the Sponsor Earnout Shares vested.

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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Business Combinations
On June 15, 2022, the Company acquired all issued and outstanding stock of an early-stage company that operates a virtual dog training platform. The transaction was accounted for as a business combination. The total purchase price for this acquisition of $7.4 million includes a $1.6 million holdback for indemnity and subsequent adjustments that is expected to be paid within the 18-month holdback period. The purchase price was allocated as follows: $4.4 million to intangible assets (see Note 9—Goodwill and Intangible Assets for more information), ($1.0) million to net assets and liabilities assumed based on their estimated fair value on the acquisition date, and the remaining $4.0 million to goodwill. The goodwill from the acquisition is mainly attributable to expected synergies and other benefits. The goodwill is not tax deductible. The intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to five years.

Certain employees hired in conjunction with the acquisition will receive restricted stock units and retention bonuses that are subject to service conditions. We account for these awards and bonuses as a post-business combination expense.

The Company incurred $0.4 million in acquisition-related costs for both the three and six months ended June 30, 2022, which were included in general and administrative expenses in the condensed consolidated statements of operations.

Additional information existing as of the acquisition date but unknown to us may become known at a later time, such as matters related to intangible assets, goodwill, income taxes or other contingencies. In accordance with GAAP, if this occurs during the 12-month period subsequent to the acquisition date, we may update the amounts and allocations recorded as of the acquisition date.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they would not have a material impact on the condensed consolidated results of operations.
5. Revenue Recognition
Contract Balances
The Company’s contract liabilities consist of deferred revenue. The changes in the Company’s contract liabilities were as follows (in thousands):

Balance at March 31, 2022	$9,054
Bookings and other	44,957
Revenue recognized	(41,659)
Balance at June 30, 2022	$12,352

Balance at December 31, 2021	$3,077
Bookings and other	77,677
Revenue recognized	(68,402)
Balance at June 30, 2022	$12,352
Substantially all deferred revenue as of March 31, 2022 and December 31, 2021 was recognized as revenue during the three and six months ended June 30, 2022, respectively.
6. Investments
Available-for-sale investments consist of fixed-income securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the available-for-sale investments and unrealized gains and losses were as follows (in thousands):

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$43,539	$—	$(46)	$43,493
Corporate securities	41,117	—	(342)	40,775
US Government securities	76,438	—	(550)	75,888
Asset-backed securities	2,492	—	(26)	2,466
Agency bonds	2,505	—	(26)	2,479
Total marketable securities	$166,091	$—	$(990)	$165,101

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate securities	$4,293	$—	$(1)	$4,292
Total marketable securities	$4,293	$—	$(1)	$4,292

The contractual maturity of the available-for-sale investments were as follows (in thousands):

	June 30, 2022
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Commercial paper	$43,493	$—	$—	$43,493
Corporate securities	25,686	15,089	—	40,775
US Government securities	67,310	8,578	—	75,888
Asset-backed securities	1,500	966	—	2,466
Agency bonds	2,479	—	—	2,479
Total	$140,468	$24,633	$—	$165,101

	December 31, 2021
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Corporate securities	$—	$4,292	$—	$4,292
Total	$—	$4,292	$—	$4,292

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves at June 30, 2022.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$30,261	$—	$—	$30,261
Commercial paper	—	21,794	—	21,794
Investments:
Commercial paper	—	43,493	—	43,493
Corporate securities	—	40,775	—	40,775
US Government securities	—	75,888	—	75,888
Asset-backed securities	—	2,466	—	2,466
Agency bonds	—	2,479	—	2,479
Total assets measured at fair value	$30,261	$186,895	$—	$217,156

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$213,539	$—	$—	$213,539
Investments:
Corporate securities	—	4,292	—	4,292
Total assets measured at fair value	$213,539	$4,292	$—	$217,831
Liabilities
Derivative warrant liabilities (Public Warrants)	$13,585	$—	$—	$13,585
Derivative warrant liabilities (Private Warrants)	—	6,358	—	6,358
Total liabilities measured at fair value	$13,585	$6,358	$—	$19,943
There were no transfers of financial instruments between valuation levels during the periods presented.
Valuation of Private Placement Warrant Derivative Liability
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding private placement warrants (“Private Warrants”) held by Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company, and public warrants (“Public Warrants” and, collectively, “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 (the “Redemption Date”). As a result of the redemption offer under which the Private Warrants would be redeemed on terms substantially similar to those of the Public Warrants, there was a change in valuation technique and the estimated fair value of the Private Warrants was determined using the closing stock price of $2.47 of the Public Warrants on December 31, 2021. As a result, as of December 31, 2021, the Private Warrants were reclassified from Level 3 to Level 2 financial instruments within the fair value hierarchy.
In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of June 30, 2022, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
reclassified to stockholders’ equity during the first quarter 2022.
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
8. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	June 30, 2022	December 31, 2021
Computers	$1,509	$1,306
Furniture and fixtures	3,835	3,740
Leasehold improvements	13,663	13,663
Internal-use software	21,536	21,635
Total property and equipment	40,543	40,344
Less: Accumulated depreciation and amortization	(20,562)	(19,470)
Total property and equipment, net	$19,981	$20,874

Depreciation and amortization of property and equipment was $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2021, respectively. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $2.2 million and $4.1 million of software development costs during the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2021, respectively. Internal-use software amortization was $1.8 million and $3.5 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $3.5 million during the three and six months ended June 30, 2021, respectively. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
In December 2021, the Company accelerated the amortization of $0.3 million in internal-use software related to its grooming service, which was discontinued.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	June 30, 2022	December 31, 2021
Accrued merchant fees	$106	$11
Income and other tax liabilities	1,394	1,074
Accrued legal expenses and open claims	786	488
Accrued professional services	743	918
Other current liabilities	728	530
Total accrued expenses and other current liabilities	$3,757	$3,021

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. No impairment of goodwill was recognized during any of the periods presented.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$33,159
Recognized in business combination (see Note 4—Business Combinations)	3,960
Balance at June 30, 2022	$37,119
Intangible Assets
As of June 30, 2022, in addition to previously acquired intangible assets we have included an additional $4.4 million of intangible assets from the business combination discussed in Note 4—Business Combinations. Given the timing of this acquisition, there was no material accumulated amortization as of June 30, 2022. Additionally, certain intangible assets related to prior acquisitions were fully amortized during the quarter ended March 31, 2022 and have been written off as June 30, 2022. The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	June 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$6,600	(3,071)	$3,529
Shelter relationships	834	—	834
Technologies	1,696	—	1,696
Tradenames	1,302	—	1,302
Training curriculum	551	—	551
Total	$10,983	$(3,071)	$7,912

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(11,869)	$4,421
Tradenames	950	(902)	48
Total	$17,240	$(12,771)	$4,469
The weighted average amortization period remaining as of June 30, 2022 for each class of intangible assets were as follows (in years):

Pet parent relationships	4.3
Shelter relationships	5.0
Technologies	3.0
Tradenames	5.0
Training curriculum	3.0
Amortization expense related to acquired intangible assets for the three and six months ended June 30, 2022 was $0.2 million and $0.9 million, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Based on amounts recorded at June 30, 2022, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2022	$1,047
2023	1,979
2024	1,979
2025	1,605
2026	1,094
Thereafter	208
Total	$7,912
10. Debt
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
As of June 30, 2022 and December 31, 2021, the Company had no debt outstanding.
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
Subordinated Credit Facility
The subordinated credit facility was a term loan advance. Subject to the terms and conditions of the subordinated credit facility, the lender agreed to make advances to the Company to the amount of $30.0 million during the draw period, which was available until June 30, 2020. After principal repayments, no term loan advance was able to be reborrowed. The term loan advance was interest only on a monthly basis. Outstanding principal and accrued interest were due at the maturity date. Interest accrued at the Prime Rate plus a margin of 4.25% per year. In connection with securing the term loan advance, the Company incurred $269,000 in costs related to originating the debt which were initially capitalized as debt issuance costs. Once the term loan advance of $30.0 million was drawn down in March 2020, the costs were recorded as a debt discount and amortized to interest expense over the term of the term loan advance. Upon closing of the Merger, the Company repaid the full $30.0 million term loan advance and accrued interest of $0.2 million.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018. In February 2020, the Company amended the sublease to extend the term for an additional two years, and in May 2022 amended the sublease again to extend the term for one additional year. As of June 30, 2022, under the terms of the amended sublease agreement, the Company will receive an additional $0.9 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2023.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of June 30, 2022, under the terms of the sublease agreement, the Company will receive $1.2 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,059	$983	$2,124	$1,965
Short-term lease cost	—	59	—	118
Sublease income	(302)	(174)	(606)	(344)
Total lease cost	$757	$868	$1,518	$1,739
Other information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for operating lease liabilities	$2,309	$2,072
Lease term and discount rate were as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted-average discount rate	7.24%	7.14%
Weighted-average remaining lease term (years)	7.28	7.65

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities were as follows as of June 30, 2022 (in thousands):

Year Ending December 31	Amounts
Remainder of 2022	$1,903
2023	4,433
2024	4,563
2025	4,693
2026	4,429
Thereafter	13,781
Total lease payments	33,802
Less: imputed interest	(7,882)
Present value of lease liabilities	25,920
Less: current portion of lease liabilities	(2,314)
Total lease liabilities, noncurrent	$23,606
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. The Company removed the case to the U.S. District Court for the Northern District of California. Another pet care provider was substituted as the plaintiff in the case, captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case. On May 28, 2021, the plaintiff filed a notice of appeal of the court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The hearing of this appeal before the Ninth Circuit has been scheduled for August 29, 2022. The Company has denied the allegations of wrongdoing and intends to continue to vigorously defend against the claims in this lawsuit on appeal. The Company does not currently believe that a material loss related to this lawsuit is probable.

On October 26, 2021, a pet care provider filed a putative class action complaint in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code and unfair competition claims under the Business and Professions Code. The plaintiff is seeking injunctive relief, compensatory damages, civil penalties, attorney’s fees, and other forms of relief. On January 19, 2022, the Company removed the class action to the U.S. District Court for the Central District of California. On July 18, 2022, the court granted the Company’s motion to compel arbitration. On January 21, 2022, the same plaintiff filed a representative action under PAGA in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking civil penalties under PAGA, attorney’s fees, and other forms of relief. On March 18, 2022, the Company removed the PAGA lawsuit to the U.S. District Court for the Central District of California, where it is now pending, and on July 29, 2022, the Company filed a motion to compel arbitration. The Company has denied or intends to deny the allegations of wrongdoing and intends to vigorously defend against the claims in these lawsuits. The Company does not currently believe that a material loss related to these lawsuits is probable.
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
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification matters. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s business. As of June 30, 2022, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.
12. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. The Company subsequently redeemed all of its outstanding Public and Private Warrants in January 2022. In connection with the Warrant redemption, the Public Warrants ceased trading

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
on The Nasdaq Global Market effective as of the close of trading on January 12, 2022, and have been delisted. The Warrant redemption had no effect on the trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “ROVR.” Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2022, the Company had 182.8 million shares of Class A Common Stock issued and outstanding.
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
13. Stock Warrants
Public and Private Warrants
Prior to the Merger, Caravel issued 5,166,667 Private Warrants to the Sponsor and 5,500,000 Public Warrants in connection with its initial public offering. Upon the Closing of the Merger, 2,592,503 Private Warrants were forfeited. Each whole warrant entitles the holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 11, 2021 and expire on July 30, 2026, at 5:00 p.m. New York City time, or earlier upon redemption or liquidation.
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the Warrants that remained outstanding. On the Redemption Date, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants who chose to cashless exercise their Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the Redemption Price. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of June 30, 2022, the Company had no Warrants outstanding.

The Warrants were classified as a liability prior to exercise and redemption and measured at fair value with the change in fair value reported in the statement of operations. Upon the cashless exercise of such Warrants to Class A Common Stock, the related carrying amount of the warrant liability was reclassified to stockholders’ equity.
14. Stock-Based Compensation
2021 Equity Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of June 30, 2022, the Company had 8.7 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2021	14,083
Equity awards authorized	—
Equity awards granted	(5,894)
Equity awards canceled and forfeited	515
Balances as of June 30, 2022	8,704
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	18,058	$1.60	6.1	$147,219
Options exercised	(2,745)	0.91
Options canceled and forfeited	(192)	2.18
Balances as of June 30, 2022	15,121	$1.72	5.9	$31,002
Options vested and exercisable – June 30, 2022	12,731	$1.65	5.6	$26,857
There were no options granted during the six months ended June 30, 2022 and 2021.
The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2022 and was $2.2 million and $12.2 million, respectively, and was $3.1 million and $6.4 million during the three and six months ended June 30, 2021, respectively.
The fair value of options vested during the three and six months ended June 30, 2022 was $0.7 million and $1.5 million, respectively, and was $0.9 million and $2.0 million during the three and six months ended June 30, 2021, respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2021	2,863	$12.02
Granted	5,894	5.11
Vested	(643)	9.31
Forfeited	(323)	7.99
Unvested June 30, 2022	7,791	$7.18	$29,294
The total fair value of RSUs vested during the three and six months ended June 30, 2022 was $3.5 million and $6.0 million,

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
respectively, and there were no RSUs vested during the three and six months ended June 30, 2021.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations and support	$393	$48	$741	$101
Marketing	305	99	556	167
Product development	1,474	399	2,864	694
General and administrative	2,662	601	4,983	1,186
Total stock-based compensation expense	$4,834	$1,147	$9,144	$2,148
No material income tax benefit related to stock-based compensation was recorded during the three and six months ended June 30, 2022 and 2021 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $2.6 million, which was expected to be recognized over a weighted average remaining service period of 1.3 years. As of June 30, 2022, total unrecognized compensation cost related to unvested RSUs was $52.3 million, which was expected to be recognized over a weighted average remaining service period of 3.2 years.
15. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three and six months ended June 30, 2022 were 5.9% and 1.8%, respectively, and 10.5% and 2.3% for the three and six months ended June 30, 2021, respectively. The decrease in effective tax rate is primarily due to a discrete item in the second quarter 2021 related to the enacted tax law change increasing the general United Kingdom tax rate from 19% to 25%, effective April 1, 2023, and the effect of U.S. losses being excluded from our estimated annual effective tax rate due to recording a full valuation allowance on the U.S. deferred tax assets. This is partially offset by a U.S. deferred tax benefit recorded in the three months ended June 30, 2022, resulting from a reduction in the Company’s valuation allowance due to an increase in the deferred tax liability associated with the acquired intangible assets from a business combination, as discussed in Note 4—Business Combinations.
During the three and six months ended June 30, 2022, the amount of gross unrecognized tax benefits increased by $15,000 and $25,000, respectively, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(3,632)	$(2,806)	$(11,778)	$(13,397)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	181,730	31,333	180,707	31,438
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.09)	$(0.07)	$(0.43)
As a result of the Merger, the weighted-average number of shares of Class A Common Stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Redeemable convertible preferred stock	—	90,814
Outstanding stock options and RSUs	22,912	23,392
Outstanding common stock warrants	—	631
Sponsor Earnout Shares	492	—
Total	23,404	114,837
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s Class A Common Stock exceeds specified thresholds that have not been achieved as of June 30, 2022.
17. Subsequent Events

On July 29, 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”), a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder, to invest in an early-stage service for pet parents that is complementary to the Company’s current offerings. The Company’s initial investment was $1.0 million and nonexclusive license of certain intellectual property rights. PSL and the Company have roughly equivalent minority ownership positions in the entity offering the services, and have customary rights afforded to investors in venture-backed companies. PSL will be reimbursed for certain start-up and formation costs by the entity and will provide, and be compensated for, certain services to the entity for a period of time after formation. Mr. Gottesman is not currently on the board of this entity and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the closing of the merger with Nebula Caravel Acquisition Corp. (“Caravel”), which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 1 —Organization and Description of Business and Note 3—Reverse Recapitalization, the financial statements of A Place for Rover, Inc., a Delaware corporation and our wholly owned subsidiary (“Legacy Rover”), are now our financial statements. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years ended December 31, 2021, 2020 and 2019 and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 21, 2022.

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
Our Business
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover was founded to give pet parents an alternative to relying on friends and family, neighbors, and kennels for pet care; it is the world’s largest online marketplace for pet care based on gross booking value, or GBV, which represents the dollar value of bookings on our platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations and is exclusive of tips. Our online marketplace aims to match pet parents with pet lovers who are dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover and book the right pet care providers for them and their pets, communicate with providers and write and read reviews. Our platform enables pet care providers to list on our marketplace with low startup costs, schedule bookings, communicate with pet parents, set the prices charged for their services, define the terms of their services, and receive payment.
We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, as well as daytime services, including doggy daycare, dog walking, and drop-in visits. Through June 30, 2022, over three million unique pet parents and over 750,000 pet care providers across North America, the United Kingdom and Western Europe have booked a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from our pet care marketplace platform that connects pet care providers and pet parents. We collect services fees from both providers and pet parents. As more providers accept and complete bookings, we earn more revenue. We also earn revenue from ancillary sources such as provider onboarding fees.

We have made focused and substantial investments in support of our mission. For example, to continually launch new features on our platform we have invested heavily in product development, and have also completed several acquisitions. We have also invested in sales and marketing to grow the user base of the platform across the United States, Canada, the United Kingdom, and seven countries in Western Europe (Spain, France, Norway, Sweden, Netherlands, Italy, and Germany).
Notwithstanding the impact of COVID-19, we are continuing to invest in the future through product development and marketing efforts. We also continue to explore and test new service lines that we may launch at a future date and to evaluate acquisition and investment opportunities. Our strategy is to create a marketplace that operates at a hyper-local level while leveraging our trusted brand. Even as we invest in the business, we also remain focused on finding ways to operate more efficiently.
Second Quarter 2022 Financial Highlights

•Revenue of $43.4 million, an increase of 77% from the second quarter of 2021
•GBV of $212.8 million, up 59% from the second quarter of 2021
•Total bookings of 1.4 million, up 35% from the second quarter of 2021; new bookings of 260,000

Impact of COVID-19
A discussion of the impact of COVID-19 for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets we serve in the United States, Canada, the United Kingdom, and Western Europe, which in turn impacts our business. Although we have seen signs of demand improving during 2022, particularly compared to the first year of the pandemic, we believe demand levels continue to be negatively affected by consumer reaction to variants and increases in case counts. We achieved increases in revenue, GBV and new and repeat bookings in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. However, increases moderated from what we observed in 2021 relative to 2020 and 2019. The increases in 2021 may not be reflective of what we should expect for long term performance of our business. In addition, we have also experienced elevated cancellation rates. Prior to the pandemic in 2019, our cancellation rate was 9% of GBV. In the three and six months ended June 30, 2022, our cancellation rate was approximately 14% of GBV, as compared to approximately 12% of GBV in the three and six months ended June 30, 2021. We believe this increase in cancellation rate in 2022, which accelerated during the second quarter and into July after initially dropping materially in February, was primarily driven by the sub-variants of Omicron and their negative impact on our pet parents and pet care providers, which negatively impacted demand and revenue. See “—Factors Affective Our Performance—Cancellation Rates.” With cancellation rates in July being approximately 50% higher than their historic norms and approaching the levels we saw in July and August 2021 during the Delta wave and January 2022 during the Omicron wave, our revenue, net income (loss) and Adjusted EBITDA for the second half of 2022 will be adversely impacted if the trend in cancellation rates continues throughout the rest of the year.

With reports that official case counts in most of the markets we serve remain elevated from the lower case counts in Spring 2022 due to the emergence of new variants and sub-variants and the potential for new variants and sub-variants to emerge in the second half of 2022 and beyond, the effect and extent of the impact of the COVID-19 pandemic on our business in the near- and medium-term continue to be uncertain and difficult to predict. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements, which could continue to result in fewer bookings and higher than average cancellation rates if the pandemic depresses travel or office attendance. While public reports on trends in the travel industry are mixed for the remainder of 2022, the vast majority of pet parents book with us within a month of their service needs, which means we cannot determine whether or how any projected changes in sentiment towards travel will translate into increases or decreases in bookings for us.
Although we believe that demand for pet care services offered through our platform will continue to grow as people increasingly return to normalized travel and work activity, the impact of the COVID-19 pandemic, including changes in travel and work behaviors in response to the pandemic, may continue to negatively affect our financial results in 2022 and beyond, including rates of growth in new customer acquisition, bookings, GBV, revenue, net income (loss) and Adjusted EBITDA. The extent to which the pandemic will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
We have taken action to promote the health and safety of our employees during the COVID-19 pandemic, and we quickly transitioned the vast majority of our employees to work remotely in March 2020. Although we’ve enabled voluntary office access to our office locations, we are continually evaluating the best ways for our employees to work, learn and collaborate and our office space needs, which could result in more or less space over time. Depending on the decisions we make relating to our return to work strategy, we may need to exit lease agreements and, therefore, incur lease impairments and increased costs for travel and software tools, which impairments and increased costs may be material and adversely affect our business, operating results and financial position.
Impact of Macroeconomic, Geopolitical and Other Trends
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interests rates, significant foreign currency fluctuations, lower consumer confidence, monetary and fiscal policy changes, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, volatility in the stock market, and the economic uncertainty resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the United States or in our international markets, any of which could further adversely affect our business, operating results and financial position.
Macroeconomic data including GDP, U.S. consumer confidence, inflation and employment data continues to be mixed with varying signals about the direction of the United State economy. Economic headwinds along with the impacts of the increase in case counts from the Omicron variant and its sub-variants may have impacted new customer demand in the recent quarter. Starting in the second quarter of 2022 and continuing through July, we saw the Google query volume for some key terms, which is correlated to demand from new customers, decreasing year-over-year as compared to the outsized volumes of 2021, but still significantly above 2019 levels. The trend in new customer demand in the second half of 2022 will be a driver of our rates of growth in new customer acquisition, bookings, GBV, revenue, net income (loss) and Adjusted EBITDA.
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. A rise in pet care provider-initiated prices has had the impact of higher revenue given our take rate structure. However, increased inflationary pressures could pose risks in three areas of our business. First, our cost structure has increased due to higher wages over the past year and could increase further due to increased prices from vendors. Second, our pet care providers could increase prices on the platform so much that pet owner demand and bookings decline. Third, the overall price of travel could increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.
Our reporting currency is the U.S. dollar, while certain of our subsidiaries have other functional currencies, including the British Pound, the Euro, and the Canadian dollar. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. If our international business continues to grow as it has during the six months ended June 30, 2022 and the U.S. dollar maintains its recent strength, our foreign exchange currency losses will continue to grow and may adversely affect our results of operations.
Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Bookings

We define a booking as a single arrangement between a pet parent and pet care provider, which can be for a single night or multiple nights for our overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for our daytime services. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that pet parents new to Rover book on our platform during a period. We define repeat bookings as the total number of bookings from pet parents who have had a previous booking on Rover.

In the three months ended June 30, 2022, we had 1.4 million bookings, a 35% increase from 1.1 million bookings in the three months ended June 30, 2021. This brought our total to 2.6 million bookings in the six months ended June 30, 2022, compared to 1.7 million bookings in the six months ended June 30, 2021. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform.

New bookings in the three months ended June 30, 2022 were 260,000, a 14% increase from the three months ended June 30, 2021, when we saw a very strong rebound in organic new customer demand as a result of the rollout of vaccines and the lifting of pandemic restrictions. New bookings in the six months ended June 30, 2022 were 439,000, a 33% increase from the six months ended June 30, 2021. The improvement was driven by continued recovery in travel behavior in our markets, including increased demand in our international markets, especially in the United Kingdom and Canada, as pandemic-related travel bans and restrictions eased from prior periods, as offset by softer growth in demand in the last month of the quarter.

We had nearly 1.2 million repeat bookings in the three months ended June 30, 2022, a 40% increase from the three months ended June 30, 2021. Repeat bookings in the six months ended June 30, 2022 were 2.2 million, a 56% increase from the six months ended June 30, 2021. This increase in repeat bookings was driven by the increased customer base relative to 2021 as new pet parents have joined the platform over the last twelve months. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the three months ended June 30, 2021.
Gross Booking Value

GBV represents the dollar value of bookings on our platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes and alterations and is exclusive of tips. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period.

In the three months ended June 30, 2022, we had $212.8 million in GBV, a 59% increase from $134.1 million in GBV in the three months ended June 30, 2021. In the six months ended June 30, 2022 our GBV was $366.5 million, an 84% increase from $198.8 million in GBV in the six months ended June 30, 2021. The increase in our GBV was primarily due to increased prices set by pet care providers across the platform, as well as the continued recovery in travel behavior in our markets, including increased demand in our international markets. In the three and six months ended June 30, 2022, international markets were 8% of GBV compared to just 3% in the three and six months ended June 30, 2021, respectively, driven by new customer acquisitions, especially in Canada and the United Kingdom.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below. See Part II, Item 1A of this Quarterly Report titled “Risk Factors.”

Growth of our Base of Pet Parents

Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers. We believe that we have a significant opportunity to expand our pet parent base given the size and maturity of the market in which we operate. Through June 30, 2022, more than three million unique pet parents have booked a service on our platform. As discussed above under “—Impact of Macroeconomic, Geopolitical and Other Trends,” we’ve recently seen softening demand from new customers, which if it continues could adversely affect our business, operating results and financial position.

We attract pet parents to our platform through word of mouth and from a variety of paid marketing channels, such as paid search, social media, video, and other online and offline channels. Historically, as markets mature, the strength of word-of-mouth customer acquisition has increased, and as subsequent repeat transactions with these word-of-mouth customers occur, our marketing spend as a percentage of revenue has decreased. During 2020 and 2021, we significantly reduced marketing expenses, and since then we have increased our investments in marketing. As a result of the increases in 2022, the ratio of new word-of-mouth bookings to new paid marketing bookings decreases, which modestly increased our marketing spend as a percentage of revenue during the three and six months ended June 30, 2022 from the decreasing amounts during 2020 and 2021.

Currently, we are focused on the return on video, social media, and similar marketing channels. During the first half of 2022, we executed on our plan to increase marketing spending as we evaluated both the efficiency and scalability of these channels. We believe these investments will drive efficient new customer acquisitions over time. However, because the bulk of customer responses to these channels tend to span one to two quarters, as compared to one to two weeks in the case of search, the use of these channels increases marketing expense as a percentage of revenue in the near term. Given the macroeconomic environment, inclusive of COVID-19 impacts, we do not intend to further scale such investments in the second half of 2022.

In 2021 and into the start of 2022, we pulled back or paused marketing tests at the earliest sign of cancellation rate increases. However, during the three months ended June 30, 2022, despite increasing cancellation rates, we decided not to pull back as aggressively as we previously did and to proceed with our tests and marketing investments as we had increased confidence in the payback and return on investment for those channels. As a result, while on an absolute dollar basis we expect marketing spending to be higher in the second half of 2022 when compared to the comparable period in 2021, we do expect it to be a lower percentage of revenue when compared to the first half of 2022.

Repeat Booking Activity

Our aim when we attract a new pet parent is to generate a long lifetime of bookings from that pet parent. We monitor the absolute number of repeat bookings and the percentage of total bookings that are from repeat customers. We define a repeat customer as any customer that has an incremental booking beyond their first.

In the three months ended June 30, 2022, repeat bookings increased 40% to 1.2 million from the three months ended June 30, 2021 driven by the increased customer base relative to 2021. As these users return to the platform, we are seeing an overall increase in repeat bookings compared to the three months ended June 30, 2021. Repeat bookings as a percentage of total bookings was 82% in the three months ended June 30, 2022 compared to 79% in the three months ended June 30, 2021. While increased new customer acquisition during the COVID-19 pandemic drove down the ratio of repeat customers to new customers, we believe this ratio highlights the future potential of our existing customer base to return as the marketplace continues to scale and that this ratio will climb back towards a mid to high 80% range, though repeat bookings from these customers may never recover to pre-COVID-19 levels.

We may see a change in the percentage of bookings from repeat customers over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our repeat bookings, GBV, revenue, Adjusted EBITDA, and operating results.

Investing in Growth

We plan to invest both in new markets and new service offerings. We believe that we can further expand our services to new markets within North America, the United Kingdom and Europe by carefully targeting locations with high expected demand. This will allow us to better serve both pet parents and pet care providers. We also believe there is an opportunity to expand our services outside of our existing geographic locations into other countries and regions where the spend per pet is consistent with our existing markets. As we expand to new markets, we may invest more heavily in marketing, with expectations of a slightly extended return on investment target period to accelerate growth in each new market. Our strategy includes evaluating acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results, including net income (loss) and Adjusted EBITDA. For example, we recently acquired an early-stage company that operates a virtual dog training platform. See Note 4—Business Combinations. In addition, we believe that expanding our product and service offerings may help us to better provide more value to our pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement and value of our existing pet parents.

Availability of Pet Care Providers

We attract pet care providers to our platform primarily by word-of-mouth. To serve our pet parents in any given market, we need density of providers so that pet parents have options at various price points within an acceptable distance from their home. During certain peak periods, such as holidays, we have faced supply constraints in some markets.

In addition, pet care providers have in the past sourced bookings from us and then completed the transaction off of our platform and may continue to do so. While we can use our matching algorithm to identify pet care providers that are attempting to disintermediate Rover by booking transactions off the platform and reduce the chance that those pet care providers are featured to pet parents, we cannot prevent this activity entirely.

For the six months ended June 30, 2022, we had over 210,000 active pet care providers who were able to successfully source a booking on our platform, up 47% from the same period in 2021. An active pet care provider is defined as a provider who has made and serviced at least one booking in the past six months. A change in our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform could negatively impact our ability to serve pet parents and, in turn, have a significant negative impact on our bookings, GBV, revenue, Adjusted EBITDA, and operating results.

Service Booking Mix

Pet care providers set the price for the services offered on our platform. Overnight services are generally at a higher price point than daytime services. Typically, the first booking on our platform has the highest GBV, as pet parents tend to start with us with a specific need in mind, such as a seven-day trip, that is beyond what they can ask of friends, family, or neighbors. Subsequent bookings tend to be for fewer total nights or for walks as pet parents use our platform for shorter more frequent trips or start using daytime services. As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the average booking value, or ABV, will fluctuate.

ABV was $147 in the second quarter of 2022, up 18% from the same period in 2021, as pet care providers continued increasing their pricing on the platform. We have observed price increases since the second quarter of 2021, likely in response to the rising rate of inflation in the United States, as well as a result of the roll out of our extended stay billing feature early in the fourth quarter of 2021. Providers have increased prices particularly for overnight services and for their new customers, while retaining relatively lower pricing for their legacy customers. While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, our pet care providers could increase their prices on our platform to a point that causes pet owner demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition. We expect ABV to grow modestly on a seasonal basis.

We collect the full GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between booking and service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and holidays, and by COVID-19, due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other impacts. In the first half of 2022, we saw the lead time between overnight bookings and service of 22 days, up three days compared to the 19 days lead time we saw in the first half of 2021. In the first half of 2022, on a blended basis across services, we saw lead time between booking and service of 14 days, up from 13 days in the first half of 2021.

Cancellation Rates

Bookings and GBV are recorded prior to any cancellation by a pet parent or pet care provider. Because revenue is recognized when a service starts, a change in cancellation rate does not impact recognized revenue but does impact revenue growth rates. However, marketing investments are made ahead of GBV, and thus changes in marketing as a percentage of revenue are correlated to increases in cancellation rates as we incur marketing expense for a booking that is not completed. Further, support costs are incurred ahead of GBV, and thus support as a percentage of revenue is correlated to increases in cancellation rates as we incur support expense for a booking that is not completed.

Prior to the pandemic in 2019, our cancellation rate was 9% of GBV, which increased to 21% of GBV in 2020 and 14% of GBV in 2021. In the three and six months ended June 30, 2022, our cancellation rate was 14% of GBV, as compared to 12% of GBV in the three and six months ended June 30, 2021. During the first half of 2022, cancellation rates changed quickly and were most closely correlated with users on our platform discussing COVID, illness, or similar topics. In January, cancellation rates were approximately 15% of GBV then dropped quickly to approximately 12% of GBV in February and March. We then saw a “U-shaped” return to cancellation rates of approximately 15% again in June. These have remained elevated during July.

Derivative Warrant Liabilities

On December 13, 2021, we announced that, pursuant to the terms of the Warrant Agreement, we would redeem all of the private placement warrants (the “Private Warrants”) held by one of our greater than five percent stockholders, Nebula Caravel Holdings, LLC, the sponsor of Caravel, and public warrants (the “Public Warrants” and, together with the Private Warrants, the “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 based on the terms in the Warrant Agreement. On January 12, 2022, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price.

In connection with the redemption, during December 2021 and January 2022, 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively, were exercised on a cashless basis in exchange for an aggregate of 2,046,220 shares of Class A Common Stock that were issued in January 2022. A total of 74,631 Public Warrants remained unexercised after January 12, 2022 and the broker protect period and we redeemed those unexercised Public Warrants for an aggregate redemption price of $7,463.10. As of January 20, 2022, we had no Warrants outstanding. Upon each exercise of such Warrants to Class A Common Stock, the related carrying amount of the Warrant liability was reclassified to stockholders’ equity. In January 2022, a $4.6 million gain in change in fair value was recorded in the statement of operations, and $15.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity. This gain in change in fair value of the Warrants will not recur in future periods.

See Note 7—Fair Value and Note 13—Stock Warrants for further information.

Public Company Costs

As a result of the merger with Caravel, we became the successor to an SEC-registered and Nasdaq-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, which are substantial, director fees, additional internal and external accounting, legal and administrative resources, and increased personnel and stock-based compensation expenses as we grow as a public company.
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
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to the Rover Guarantee program, and other direct and indirect costs arising as a result of bookings that take place on our platform. We expect our cost of revenue (exclusive of depreciation and amortization shown separately) to vary from period-to-period on an absolute dollar basis, but remain relatively consistent as a percentage of revenue excluding the impact of internal-use software amortization.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, and third-party costs related to outsourced operations and support providers. This team assists with fraud monitoring and prevention across our marketplace and community support provided via phone, email, and chat to our pet parents and pet care providers. This support includes assisting and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities, and information technology expense to operations and support expense based on headcount. We expect that operations and support expense will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best customer service possible, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing

Marketing expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising which are focused on pet parent acquisition and brand marketing. We intend to decrease our investment in marketing in the near and medium term relative to the investment levels during the six months ended June 30, 2022 to optimize efficiency in new customer acquisition, which we expect will cause marketing expense to decrease as a percentage of revenue relative to the six months ended June 30, 2022.
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

Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$43,371	$24,482	$71,195	$36,678
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,521	6,283	18,369	10,459
Operations and support	6,485	3,482	11,840	5,715
Marketing	11,027	4,462	18,358	7,128
Product development	6,647	5,086	13,280	9,554
General and administrative	11,477	5,732	23,017	12,368
Depreciation and amortization	1,175	1,849	2,871	3,699
Total costs and expenses	47,332	26,894	87,735	48,923
Loss from operations	(3,961)	(2,412)	(16,540)	(12,245)
Other income (expense), net:
Interest income	658	4	797	8
Interest expense	(24)	(703)	(42)	(1,400)
Change in fair value of derivative warrant liabilities	—	—	4,579	—
Other expense, net	(532)	(26)	(788)	(77)
Total other income (expense), net	102	(725)	4,546	(1,469)
Loss before income taxes	(3,859)	(3,137)	(11,994)	(13,714)
Benefit from income taxes	227	331	216	317
Net loss	$(3,632)	$(2,806)	$(11,778)	$(13,397)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operations and support	$393	$48	$741	$101
Marketing	305	99	556	167
Product development	1,474	399	2,864	694
General and administrative	2,662	601	4,983	1,186
Total stock-based compensation expense	$4,834	$1,147	$9,144	$2,148

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24	26	26	29
Operations and support	15	14	17	16
Marketing	25	18	26	19
Product development	15	21	19	26
General and administrative	26	23	32	34
Depreciation and amortization	3	8	4	10
Total costs and expenses	109	110	123	134
Loss from operations	(9)	(10)	(23)	(34)
Other income (expense), net:
Interest income	2	—	1	—
Interest expense	—	(3)	—	(4)
Change in fair value of derivative warrant liabilities	—	—	6	—
Other expense, net	(1)	—	(1)	—
Total other income (expense), net	—	(3)	6	(4)
Loss before income taxes	(9)	(13)	(17)	(38)
Benefit from income taxes	1	1	—	1
Net loss	(8)%	(12)%	(17)%	(37)%
Comparisons for the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenue	$43,371	$24,482	$18,889	77%	$71,195	$36,678	$34,517	94%

Revenue increased $18.9 million, or 77%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in revenue was primarily due to a 35% increase in the number of bookings on our platform as a result of increased repeat bookings as well as new customer growth, including in our international markets, combined with a 18% increase in ABV driven by increases in average price per service set by pet care providers on the platform.

Revenue increased $34.5 million, or 94%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in revenue was primarily due to a 52% increase in the number of bookings on our platform as a result of continued recovery from the COVID-19 pandemic as well as new customer growth, including in our international markets, combined with a 21% increase in ABV driven by increases in average price per service set by pet care providers on the platform.

Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$10,521	$6,283	$4,238	67%	18,369	$10,459	$7,910	76%
Operations and support	6,485	3,482	3,003	86	11,840	5,715	6,125	107
Marketing	11,027	4,462	6,565	147	18,358	7,128	11,230	158
Product development	6,647	5,086	1,561	31	13,280	9,554	3,726	39
General administrative	11,477	5,732	5,745	100	23,017	12,368	10,649	86
Depreciation and amortization	1,175	1,849	(674)	(36)	2,871	3,699	(828)	(22)
Total costs and expenses	$47,332	$26,894	$20,438	76%	87,735	$48,923	$38,812	79%
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately). Cost of revenue (exclusive of depreciation and amortization shown separately) increased $4.2 million, or 67%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 77% increase in revenue. The increase includes a $2.0 million increase in merchant fees, a $1.2 million increase in provider onboarding fees, a $0.5 million increase in hosting and technology platform costs, and a $0.4 million increase in customer claim costs related to the Rover Guarantee program. These increases were driven by changes in demand for our platform as illustrated by the 59% increase in GBV. Amortization of internal-use software remained relatively flat as compared to the second quarter of 2021, which contributed to leverage on cost of revenue in the second quarter of 2022 as compared to the second quarter of 2021.
Cost of revenue (exclusive of depreciation and amortization shown separately) increased $7.9 million, or 76%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 94% increase in revenue. The increase includes a $4.0 million increase in merchant fees, a $2.0 million increase in provider onboarding fees, a $1.0 million increase in hosting and technology platform costs, and a $0.7 million increase in customer claim costs related to the Rover Guarantee program. These increases were driven by changes in demand for our platform as illustrated by the 84% increase in GBV and related platform activity. Amortization of internal-use software remained relatively flat year over year, which contributed to leverage on cost of revenue in the first half of 2022 as compared to the first half of 2021.
Operations and Support. Operations and support expenses increased $3.0 million, or 86%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This increase was the result of a $1.9 million increase in personnel-related costs for the operations and support team ahead of seasonal increases for summer travel, as well as a $0.6 million increase in third-party costs related to outsourced support providers in response to increased demand for our platform, as illustrated by the 35% increase in the number of bookings and related platform activity. The increase was also driven by a $0.2 million increase in the allocation of overhead costs due to a 107% increase in headcount and a $0.3 million increase in stock-based compensation expense related to restricted stock units.
Operations and support expenses increased $6.1 million, or 107%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase was the result of a $3.3 million increase in personnel-related costs for the operations and support team ahead of seasonal increases for summer travel, as well as a $1.5 million increase in third-party costs related to outsourced support providers in response to increased demand for our platform, as illustrated by the 52% increase in the number of bookings and related platform activity. The increase was also driven by a $0.6 million increase in the allocation of overhead costs due to a 136% increase in average headcount and a $0.6 million increase in stock-based compensation expense related to restricted stock units.

Marketing. Marketing expenses increased $6.6 million, or 147%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in marketing expenses was the result of a $6.0 million increase in advertising expenses as we normalized our marketing investment from our conservative approach during the pandemic, and a $0.3 million increase in personnel-related costs driven by a 32% increase in headcount and an increase in average wages since the second quarter 2021. The increase was also driven by a $0.2 million increase in stock-based compensation expense related to restricted stock units as well as $0.1 million in additional public relations costs. As a result of the drivers above and increased cancellation rates as discussed above in “Factors Affecting Our Performance—Cancellation Rates,” marketing expense, as a percentage of revenue, was 25% in the three months ended June 30, 2022, as compared to 18% in the three months ended June 30, 2021.
Marketing expenses increased $11.2 million, or 158%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in marketing expenses was the result of a $10.0 million increase in advertising expenses as we normalized our marketing investment from our conservative approach during the pandemic, a $0.5 million increase in personnel-related costs driven by a 27% increase in average headcount and an increase in average wages from the prior period, and a $0.3 million increase in public relations costs. The increase was also driven by a $0.4 million increase in stock-based compensation expense related to restricted stock units. As a result of the drivers above and increased cancellation rates, marketing expense, as a percentage of revenue, was 26% in the six months ended June 30, 2022, as compared to 19% in the six months ended June 30, 2021.
Product Development. Product development expenses increased $1.6 million, or 31%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to a $1.3 million increase in stock-based compensation expense related to restricted stock units, a $0.6 million increase in personnel-related costs driven by an 18% increase in headcount and an increase in average wages since the second quarter 2021, $0.1 million net increase in third-party costs related to outsourced professionals and a $0.1 million increase in software costs related to maintenance and support. These increases were offset by the capitalization of $0.5 million more software development costs driven by higher personnel-related costs including stock based compensation expense, and a $0.2 million decrease in the allocation of overhead costs due to the lower relative increase in product development headcount.
Product development expenses increased $3.7 million, or 39%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to a $2.6 million increase in stock-based compensation expense related to restricted stock units, a $1.4 million increase in personnel-related costs driven by a 22% increase in average headcount and an increase in average wages from the prior period, a $0.4 million net increase in third-party costs related to outsourced professionals, and a $0.3 million increase in software costs related to maintenance and support. These increases were partially offset by the capitalization of $0.6 million more software development costs driven by higher personnel-related costs including stock based compensation expense, and a $0.4 million decrease in the allocation of overhead costs due to the lower relative increase in product development headcount.
General and Administrative. General and administrative expenses increased $5.7 million, or 100%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in general and administrative expenses was due to a $2.1 million increase in stock-based compensation expense related to restricted stock units, a $1.0 million increase in personnel costs due to a 48% increase in headcount and an increase in average wages since the second quarter 2021 as we invest in and support operating as a public company and the expected growth in our business, a $1.2 million increase of insurance expense primarily related to the expansion of our directors and officers insurance policy, a $0.8 million increase in accounting and legal professional service expenses, a $0.3 million increase in software costs to support operating as a public company, and an increase of $0.1 million for business-related taxes.
General and administrative expenses increased $10.6 million, or 86%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in general and administrative expenses was due to a $3.8 million increase in stock-based compensation expense related to restricted stock units, a $2.1 million increase in personnel costs due to a 52% increase in average headcount and an increase in average wages from the prior period as we invest in and support operating as a public company and the expected growth in our business, a $2.3 million increase of insurance expense primarily related to the expansion of our directors and officers insurance policy, a $1.7 million increase in accounting and legal professional service expenses, and a $0.5 million increase in software costs to support operating as a public company.
Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 36%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. DogVacay intangible assets were fully amortized in the first quarter 2022.

Depreciation and amortization decreased $0.8 million, or 22%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in depreciation and amortization expenses was due to a decrease in intangible asset amortization expense as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions becoming fully amortized in the quarter ended June 30, 2022.
Other Income (Expense), Net
Interest Income. Interest income increased $0.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by an increase in short-term and long-term investments.
Interest income increased $0.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by an increase in short-term and long-term investments.
Interest Expense. Interest expense decreased $0.7 million, or 97%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was primarily the result of not having any outstanding indebtedness during the second quarter of 2022 due to the repayment of all of our outstanding debt during the third quarter of 2021.
Interest expense decreased $1.4 million, or 97%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was primarily the result of not having any outstanding indebtedness during the six months ended June 30, 2022 due to the repayment of all of our outstanding debt during the third quarter of 2021.
Change in Fair Value of Derivative Warrant Liabilities. Change in fair value of derivative warrant liabilities increased $4.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We recognized a $4.6 million gain due to the change in the fair value of our Warrants during the period the Warrants were outstanding. Due to the cashless exercise of certain of the previously outstanding Warrants during December 2021 and January 2022, the subsequent issuance of Class A Common Stock in January 2022, and the redemption of the remaining outstanding Warrants in January 2022, we will no longer have to account for the Warrants as a liability or report any charge for the change in fair value after the first quarter 2022.
Other Expense, Net. Other expense, net increased $0.5 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by an unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies.
Other expense, net increased $0.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by an unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies.

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
•Adjusted EBITDA excludes certain restructuring and acquisition and merger-related charges, part of which may be settled in cash;
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

To compensate for these limitations, management presents the Non-GAAP Financial Measures in connection with GAAP results. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view the Non-GAAP Financial Measures in conjunction with their respective related GAAP financial measures. In addition, such financial information is unaudited and does not conform to SEC Regulation S-X and as a result such information may be presented differently in our future filings with the SEC.

The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should be considered in addition to, not as substitutes for, or in isolation from, GAAP financial measures such as net income (loss), revenue, operating expenses or any other performance measures derived in accordance with GAAP. The Non-GAAP Financial Measures are not indicative of our overall results, an indicator of past or future financial performance, or total company profitability, and are not intended to be used as a proxy for total company profitability nor imply profitability for our business. Also, in the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as investment impairment, certain acquisition and merger-related costs and transaction-related expenses. Adjusted EBITDA margin as presented below is Adjusted EBITDA for a period divided by revenue for the same period.

In the three months ended June 30, 2022, Adjusted EBITDA was $4.2 million or 10% of revenue, as compared to $2.5 million or 10% of revenue in the three months ended June 30, 2021. Revenue increased 77% to $43.4 million from $24.5 million primarily due to an increase in the number of bookings on our platform and an increase in ABV driven by an increase in the prices set by pet care providers. This was offset by a $4.2 million increase in cost of revenue (exclusive of depreciation and amortization shown separately), a $3.4 million increase in personnel costs tied to scaling bookings and public company operations, a $6.0 million increase in advertising expense to further support growth, a $1.7 million increase in professional fees tied to scaling bookings and public company operations, and a $1.6 million increase in insurance expense related to various corporate insurance policies including the expansion of our directors and officers insurance policy.

In the six months ended June 30, 2022, Adjusted EBITDA was $(0.6) million or (1%) or revenue, as compared to $(1.9) million or (5%) of revenue in the six months ended June 30, 2021. Revenue increased 94% to $71.2 million from $36.7 million primarily due to an increase in the number of bookings on our platform as well as an increase in ABV driven by an increase in the prices set by pet care providers. This was offset by a $7.9 million increase in cost of revenue (exclusive of depreciation and amortization shown separately), a $7.0 million increase in personnel costs tied to scaling bookings and public company operations, a $10.0 million increase in advertising expense to further support growth, a $3.9 million increase in professional fees tied to scaling bookings and public company operations, a $2.9 million increase in insurance expense related to various corporate insurance policies including the expansion of our directors and officers insurance policy, and a $0.8 million increase in software/hardware expense to support operating as a public company and increased headcount.

The following table presents a reconciliation of Adjusted EBITDA from net loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except for percentages)
Revenue	$43,371	$24,482	$71,195	$36,678
Adjusted EBITDA reconciliation:
Net loss	$(3,632)	$(2,806)	$(11,778)	$(13,397)
Add (deduct):
Depreciation and amortization (1)	2,897	3,608	6,325	7,177
Stock-based compensation expense (2)	4,834	1,147	9,144	2,148
Interest expense	24	703	42	1,400
Interest income	(658)	(4)	(797)	(8)
Change in fair value, net (3)	—	—	(4,579)	—
Other expense, net	532	26	788	77
Income tax benefit	(227)	(331)	(216)	(317)
Acquisition and merger-related costs (4)	410	151	490	1,056
Adjusted EBITDA	$4,180	$2,494	$(581)	$(1,864)
Net loss margin (5)	(8)%	(12)%	(17)%	(37)%
Adjusted EBITDA margin (6)	10%	10%	(1)%	(5)%
__________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as non-employee directors.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Warrant liabilities.
(4)Acquisition and merger-related costs include accounting, legal, consulting and travel-related expenses incurred in connection with the merger with Caravel and other business combinations.
(5)Net loss margin is net loss divided by revenue
(6)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Contribution and Contribution Margin
We define Contribution as revenue less cost of revenue (exclusive of depreciation and amortization shown separately), adjusted to exclude amortization of internally developed software. Contribution Margin is calculated by dividing Contribution for a period by revenue for the same period. The following table presents a reconciliation of Contribution Margin from revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except for percentages)
Revenue	$43,371	$24,482	$71,195	$36,678
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(10,521)	(6,283)	(18,369)	(10,459)
Adjusted to exclude the following (as related to Cost of revenue (exclusive of depreciation and amortization shown separately)):
Internally developed software amortization	1,721	1,759	3,453	3,478
Non-GAAP contribution	$34,571	$19,958	$56,279	$29,697
Non-GAAP contribution margin	80%	82%	79%	81%

The decrease in Non-GAAP contribution margin between the three months ended June 30, 2022 and the three months ended June 30, 2021 was driven by higher provider onboarding costs, increased customer claims costs related to the Rover Guarantee program, and higher credit card fees.
The decrease in Non-GAAP contribution margin between the six months ended June 30, 2022 and the six months ended June 30, 2021 was driven by higher provider onboarding costs, increased customer claims costs related to the Rover Guarantee program, and higher credit card fees.
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

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$43,371	100%	$24,482	100%

Operations and support expense	$6,485	15%	$3,482	14%
Less: Stock-based compensation expense	(393)	(1)	(48)	—
Non-GAAP Operations and support expense	$6,092	14%	$3,434	14%

Marketing expense	$11,027	25%	$4,462	18%
Less: Stock-based compensation expense	(305)	(1)	(99)	—
Non-GAAP Marketing expense	$10,722	24%	$4,363	18%

Product development expense	$6,647	15%	$5,086	21%
Less: Stock-based compensation expense	(1,474)	(3)	(399)	(2)
Non-GAAP Product development expense	$5,173	12%	$4,687	19%

General and administrative expense	$11,477	26%	$5,732	23%
Less: Stock-based compensation expense	(2,662)	(6)	(601)	(2)
Non-GAAP General and administrative expense	$8,815	20%	$5,131	21%

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$71,195	100%	$36,678	100%

Operations and support expense	$11,840	17%	$5,715	16%
Less: Stock-based compensation expense	(741)	(1)	(101)	—
Non-GAAP Operations and support expense	$11,099	16%	$5,614	16%

Marketing expense	$18,358	26%	$7,128	19%
Less: Stock-based compensation expense	(556)	(1)	(167)	—
Non-GAAP Marketing expense	$17,802	25%	$6,961	19%

Product development expense	$13,280	19%	$9,554	26%
Less: Stock-based compensation expense	(2,864)	(4)	(694)	(2)
Non-GAAP Product development expense	$10,416	15%	$8,860	24%

General and administrative expense	$23,017	32%	$12,368	34%
Less: Stock-based compensation expense	(4,983)	(7)	(1,186)	(3)
Non-GAAP General and administrative expense	$18,034	25%	$11,182	31%
Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of June 30, 2022, we had $123.3 million of cash and cash equivalents, $140.5 million in short-term investments, and $24.6 million in long-term investments. Additionally, these amounts do not include funds of $38.2 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities.

As a result of the repayments and terminations of our credit facilities and Paycheck Protection Program Promissory Note and Agreement during the year ended December 31, 2021 as discussed in Note 10—Debt, we no longer have any outstanding debt or existing credit agreements.

Since inception, we have incurred operating losses and, until the year ended December 31, 2021, negative annual operating cash flows, and have financed our operations through the sale of equity securities, the incurrence of debt, and the cash proceeds from the merger with Caravel. For the six months ended June 30, 2022, we incurred operating losses of $16.5 million and had positive operating cash flows of $13.6 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future and operating cash flows could fluctuate from positive to negative from quarter to quarter or year to year. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents and investments, combined with any cash flows from operations, will be sufficient to fund our operations through June 30, 2023 and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenue and the impact of the COVID-19 pandemic, macroeconomic and geopolitical conditions, and other factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

Capital Resources

We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, technology and platform enhancements, research of and investments in new service offerings and adjacent opportunities, as well as investments in marketing and advertising and personnel to support our growth and newly public company status.

Our material cash requirements from known contractual and other obligations as of June 30, 2022 primarily relate to lease obligations. See Note 11—Commitments and Contingencies for a discussion of our lease obligations and other commitments. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of June 30, 2022, we had $13.4 million in non-cancelable commitments, with varying expiration terms through June 30, 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. We anticipate long-term cash uses may also include strategic acquisitions or investments.

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$13,610	$25,766
Investing activities	(171,555)	(3,362)
Financing activities	2,483	130
Effect of foreign exchange on cash, cash equivalents and restricted cash	(105)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(155,567)	$22,538
Operating Activities
Net cash provided by operating activities was $13.6 million for the six months ended June 30, 2022. The most significant non-cash components of our cash provided by operations was stock-based compensation of $9.1 million, depreciation and amortization of $6.3 million, $1.5 million of non-cash operating lease costs, partially offset by a net loss of $11.8 million which included a non-cash gain related to the change in fair value of derivative warrant liabilities of $4.6 million. These non-cash amounts were offset by a cash inflow of $13.3 million attributable to changes in operating assets and liabilities. The cash inflow of $13.3 million was a result of an increase of $27.6 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from customers in advance of revenue recognition, partially offset by a $12.2 million decrease in accounts receivable due to the timing of funds received from our payment processer and a $1.7 million decrease in operating lease liabilities. The remaining $0.5 million change within changes in operating assets and liabilities was across the remaining line items.
Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2021. The most significant component of our cash provided by operations was a net loss of $13.4 million, which included a non-cash expense related to depreciation and amortization totaling $7.2 million, stock-based compensation of $2.1 million and $1.0 million of non-cash operating lease costs. This was offset by an increase in operating assets and liabilities, primarily as a result of an increase of $35.9 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from customers in advance of revenue recognition as the business recovered from the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $171.6 million, which was primarily driven by our purchase of available-for-sale securities of $174.3 million, an investment of $5.7 million related to a business acquisition, an investment in internal-use software of $3.7 million associated with new product development and technology enhancements, and the purchase of property and equipment of $0.4 million for computers and peripheral equipment to support the 69% increase in average total headcount as compared to the second quarter of 2021. This was partially offset by $12.6 million of maturities of available-for-sale securities.
Net cash used in investing activities for the six months ended June 30, 2021 was $3.4 million, which was primarily driven by our investment in internal-use software of $3.0 million and purchase of property and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $2.5 million, which was primarily driven by $3.8 million of proceeds from the exercise of stock options partially offset by $1.3 million of tax payments related to the settlement of equity awards.
Net cash provided by financing activities for the six months ended June 30, 2021 was $0.1 million, which consisted of $1.5 million of proceeds from exercises of stock options offset by $1.4 million of payment of deferred transaction costs.

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

For business combinations, as of the date of an acquisition we recognize the identifiable assets acquired and liabilities assumed at fair value. Intangible assets acquired are measured at their acquisition date fair value using valuation techniques that are subject to judgment. Any excess of the consideration over the fair value of identifiable net assets is recorded as goodwill. Amounts that are not part of the consideration transferred are recognized separately from a business combination and are expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, investment, inflation and foreign currency translation and transaction risks, and risks to the availability of funding sources, hazard events, and specific asset risks.
Investment and Interest Rate Risk
We are exposed to interest rate risk related primarily to our investment portfolio. Changes in interest rates affect the interest earned on our total cash, cash equivalents, and marketable securities and the fair value of those securities.
Our investment portfolio consists of short-term and long-term fixed income securities, including commercial paper, U.S. government and investment-grade corporate debt securities, asset-backed securities, agency bonds, and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of June 30, 2022 and December 31, 2021, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
Foreign Currency Risk
Our reporting currency is the U.S. dollar, while certain of our current subsidiaries have and future subsidiaries will be expected to have other functional currencies, including the British Pound, the Euro, and the Canadian dollar. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results.
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss) which is part of stockholders’ equity.
For bookings made on our platform outside of the United States, we collect and hold the gross booking value denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, we have recorded $0.5 million and $0.8 million, respectively, in foreign currency losses. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. A rise in pet care provider initiated prices has had the impact of higher revenues given our take rate structure. However, increased inflationary pressures could pose risks in three areas of our business. First, our cost structure has increased due to higher wages over the past year and could increase further due to increased prices from vendors. Second, our pet care providers could increase prices on the platform so much that pet owner demand and bookings decline. Third, the overall price of travel could increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.
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

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of June 30, 2022.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in 2020, governments imposed various restrictions to limit the spread of COVID-19, including emergency declarations at the federal, state and local levels, school and business closings, quarantines, “shelter at home” orders, travel restrictions, limitations on social or public gatherings and other social distancing measures. These actions, the spread of COVID-19 infections among pet parents, pet care providers and our employees, and new habits such as increased adoption of remote and hybrid working arrangements and increased reliance on online meeting tools rather than in-person meetings and business travel, had and may continue to have a material adverse impact on our long-term business, operations and financial condition, and the demand for pet care.

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s medium- to long-term impact on our business, operating results and financial condition. The extent of the longer term impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, the development, severity and transmissibility of novel strains of the COVID-19 virus, such as the Delta and Omicron variants and sub-variants, impacts on travel or work behavior, the impact on capital and financial markets and on the United States and global economies, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of local, national and international travel restrictions, any risk or perceived risk that pets may be a vector for COVID-19, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we have since achieved record quarterly highs for new and repeat bookings and GBV, we continue to see demand adversely impacted as a result of each COVID wave or variant and cancellation rates that remain elevated compared to pre-pandemic levels. Despite achieving increases in revenue, GBV and new and repeat bookings in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, the effect and extent of the impacts of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.

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

•potential operational failures due to changes in our historical business practices;
•increased consumer privacy, information technology security and fraud risks; and
•impairment charges related to real property lease agreements if remote work arrangements become permanent.

Any decline or disruption in the travel and pet care services industries or an economic downturn could materially adversely affect our business, results of operations and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet services industries. In addition to the impacts of COVID-19 as discussed elsewhere in this report, other events beyond our control can result in declines in travel or continued work-from-home policies. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Further, rising inflation and interest rates, lower consumer confidence, an economic downturn, volatility in the stock market, and delays, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, our pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet owner demand declines, and the overall price of travel could increase to a degree that demand for pet care services declines. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, lower consumer confidence, changes in monetary or fiscal policy, volatility due to geopolitical instability, such as the Russian invasion of Ukraine, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition.

We have incurred net losses in each year since inception and may not be able to achieve profitability.

As of June 30, 2022, we had an accumulated deficit of $332.1 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Over time, we have begun to reinvest in our business and have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we recently consummated a small acquisition of an early-stage company that operates a virtual dog training platform and made a small investment in another early-stage company with a complementary service offering. Especially in light of the COVID-19 pandemic, we may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve profitability.

Our historic revenue growth rate has slowed over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased 49% from 2019 due to the COVID-19 pandemic. Although 2021 revenue exceeded 2019 levels and growth in the first half of 2022 has been strong despite the continued adverse impacts of the COVID-19 pandemic, such growth may again reverse or slow due to decreased demand or elevated cancellation rates resulting from novel strains of the COVID-19 virus, low vaccination rates, seasonal variations, or negative impacts on travel, the pet care industry or the economy due to general economic conditions, sustained levels of increased inflation (including inflation related to the prices charged by pet care providers on our platform), rising interest rates, lower consumer confidence, changes in monetary or fiscal policy, increased fuel costs, or geopolitical events related to the ongoing Russian invasion of Ukraine and its resulting impacts on energy and commodity prices. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the frequency with which they seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. A softening of demand, especially in the acquisition of new pet parents, which may be caused by events outside of our control, such as COVID-19, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter of 2022 and continuing through July, we are seeing the Google query volume for some key terms, which is correlated to demand from new customers, decreasing year-over-year as compared to the outsized gains of 2021, but still significantly above 2019 levels.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during 2021, we may experience declines in Adjusted EBITDA on a quarterly or annual basis for as long as the COVID-19 pandemic continues to materially adversely impact our business or if general economic and business conditions worsen. Other adverse developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, operating costs from acquisitions, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

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

Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, classified advertisement websites, mobile “push” communications, search engine optimization and paid keyword search campaigns. During upticks in the COVID-19 pandemic in 2020 and 2021, we managed marketing spend carefully, focusing expenses primarily in keyword search campaigns and testing. More recently, we are investing into the recovery with increased spending on social media and streaming video, with a careful eye toward measurable results. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. Moreover, marketing investments are made ahead of GBV, and thus marketing as a percentage of revenue is correlated to increases in cancellation rates as we incur marketing expense for a booking that is not completed. Some or all of our marketing efforts have been less effective in periods of lower overall category demand and may be limited in their ability to help us grow our business in the future.

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have, or have announced plans to, disable or block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platform. Limits to our use of these technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain pet care providers and pet parents on cost-effective terms. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

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

Pet care providers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some of our pet care providers have chosen to cross-list their offerings on other platforms, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book with competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain pet parents reach out to our pet care providers (and vice versa) and incentivize them to book directly with them and bypass our platform, which reduces the use of our platform. Some pet care providers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns. In addition, pet care providers have in the past sourced bookings from us and then completed the transaction off of our platform and may continue to do so, and we cannot prevent this activity entirely. A change in our ability to attract pet care providers to our platform, enable them to generate income, and dissuade them from sourcing bookings off our platform could negatively impact our ability to provide sufficient offerings to attract and serve pet parents and, in turn, have a significant negative impact on our GBV, bookings, revenue, operating results and financial condition.

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
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, lower consumer confidence, outside of our control affecting travel or business activities generally;
•elevated levels of delays or cancellations impacting travel activities;
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
•any actual or perceived breach of privacy, data protection or security on our platform;
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

Demand for our platform is highly sensitive to a range of factors, including the prices that pet care providers set for their services, the level of potential earnings required to attract and retain pet care providers, and the fees we charge pet care providers and pet parents. Many factors, including operating costs, legal and regulatory requirements, constraints or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Existing or future competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain pet parents or pet care providers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the fees charged to pet care providers and pet parents, or to increase marketing and other expenses to attract and retain pet parents and pet care providers in response to competitive pressures.

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

In addition, other companies with significantly greater resources than ours may enter the industry and we may not effectively compete against them.

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
•our ability, and the ability of our competitors, to develop new offerings and make acquisitions and investments;
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

The pet care industry also may experience significant consolidation or the entrance of new players. Some of our competitors have and could further adopt aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from pet care providers and pet parents, slow our growth and materially adversely affect our business, operating results and financial condition. Consolidation among our competitors could give them increased scale and may enhance their capacity, abilities and resources and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before we do.

New offerings and initiatives can be costly and if we unsuccessfully pursue such offerings and initiatives, we may fail to grow and our business, operating results, financial condition and prospects would be materially adversely affected.

We plan to invest in new offerings that differentiate us from our competitors. For example, we recently acquired an early-stage company that operates a virtual dog training platform and made a small investment in an early-stage company with a complementary service offering, and have increased investment in The Dog People, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

Our new offerings have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings, or that any of these offerings will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. For example, we introduced, then later deactivated, an on-demand dog walking offering and a grooming offering. It is also possible that offerings developed by others will render our offerings noncompetitive or obsolete. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.

We rely on internet search engines to drive traffic to our platform to grow revenue and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results and financial condition.

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Any reduction in the number of pet care providers and pet parents directed to our platform due to search engines ranking our listings lower than they currently do could adversely affect our business, financial condition and operating results.

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

Maintaining and enhancing our brand reputation is critical to our ability to attract pet care providers, pet parents and employees, to compete effectively, to preserve and deepen the engagement of our existing pet care providers, pet parents and employees, to maintain and improve our standing in the communities where our pet care providers operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. We are heavily dependent on the perceptions of pet care providers and pet parents who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company may harm our reputation, brand and local network effects and could potentially lead to increased regulatory or litigation exposure, including as a result of:
•complaints or negative publicity (media reports, social media posts, and blogs) about us, our platform, pet parents, pet care providers, our third-party background check provider, third-party identity verification provider, or our policies and guidelines;
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

We launched operations in 2011 and since then have increased the number of local markets in which we offer services (including via expansion into Canada, the United Kingdom and Western Europe) and expanded our platform features and services. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include, amongst others disclosed in this “Risk Factors” section, our ability to:
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

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our operating results, Adjusted EBITDA and key business metrics such as bookings and GBV, which we expect to continue and which may become more extreme. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control. As a result, we may not accurately forecast our operating results. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

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

If our assumptions regarding our pet parent cohort behaviors, acquisition investment and resulting revenue from bookings, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate revenue from our investments in new pet parent acquisitions may be less than we have assumed and less than we have experienced in the past. In such case, we may need to adjust expenses or otherwise alter our strategy and our business, financial condition and operating results may be materially adversely affected.

If the use of our platform in large metropolitan areas is negatively affected, our financial results and future prospects could be adversely impacted.

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

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and audits (including audits related to employment classification matters), and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. For example, representative actions, including actions under California’s Private Attorney General Act, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff filed a notice of appeal of the court’s dismissal with the United States Court of Appeals for the Ninth Circuit. See Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a more detailed discussion of the representative actions. We may also become subject to such matters in Canada, the United Kingdom and Europe.

The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of service providers as employees would adversely affect our business, financial condition and operating results, including as a result of:

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

In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming, and while we believe that pet care providers who use the Rover platform fall within such exemption, interpretation or enforcement of the exemption may vary. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such carve outs and which, if applied to our platform, could adversely impact our platform’s availability and our business.

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

Online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving. We are or may become subject to a variety of laws in the United States, Canada, the United Kingdom, Europe, and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background and identity verification checks, algorithm-based discrimination and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly.

Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state levels are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.

In the United States, money transmission is subject to various state and federal laws and the rules and regulations are enforced by multiple authorities and governing bodies, including numerous federal, state and local agencies who may define money transmission differently. Outside of the United States, we are subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the laws, regulations and regulators to which we are subject to will expand as well. Noncompliance with such regulations may subject us to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. Recent financial, political and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent service providers or otherwise viewed as part of the “gig economy.” Legislative, regulatory, and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by enacting employment-like regulations with regard to dual-sided marketplaces like our platform. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.

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

We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings, including those involving pet or personal injury, death or illness, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, pet care provider and pet parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues and other matters and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we acquire or deploy new products and services.

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

We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by pet care providers, pet parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to our pet care providers and pet parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by pet care providers and pet parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal or amendment of CDA Section 230, that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state, federal and international law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and operating results.

We are subject to governmental economic and trade sanctions laws and regulations which could result in liability and negatively affect our business, operating results and financial condition.

We are required to comply with economic and trade sanctions and export controls administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce), the Council of the European Union and the Office of Financial Sanctions Implementation of Her Majesty’s Treasury in the United Kingdom, or OFSI. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals, or SDN List), subject to EU/UK asset freezes, or other sanctions measures. For example, as a result of Russia’s military action in Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including sanctions against certain individuals and entities and prohibiting or limiting certain financial and commercial transactions. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, operating results and financial condition.

Our ability to track and verify transactions and otherwise to comply with these regulations requires a high level of internal controls. We maintain policies and procedures to implement these internal controls, which we periodically assess and update to the extent we identify compliance gaps. Our internal policies and procedures require that we report to OFAC on payments we have rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. Our policies also require that we report to OFSI on dealings with persons subject to EU/UK sanctions. There is a risk that, despite the internal controls that we have in place, we may have inadvertently engaged in or could in the future engage in dealings with persons sanctioned under applicable sanctions laws and that our internal controls could be less than fully effective at implementing the new and any possible future sanctions that relate to Russia’s military action in Ukraine. Any non-compliance with economic and trade sanctions laws and regulations or related investigations could result in claims or actions against us and materially adversely affect our business, operating results and financial condition.

We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-

bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents who are acting on our behalf. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors and agents, even if it does not explicitly authorize such activities.

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

The Organization for Economic Co-operation and Development, or OECD, and its member countries which includes the United States, have been focusing for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. Recently, they agreed upon a broad framework for overhauling the taxation of multinational corporations that includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue. For example, France, Italy, Spain and the United Kingdom, among others, have each proposed or enacted taxes applicable to digital services, which includes business activities on digital platforms and would likely apply to our business. The Biden Administration and members of the U.S. Congress have also issued proposals that may change various aspects of the existing framework under which our tax obligations are determined.

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

Risks Related to Privacy and Technology

We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and adversely affect our reputation, business, financial condition and operating results.

Our business involves the collection, storage, processing and transmission of personal data and other sensitive and proprietary data of pet parents and pet care providers. Additionally, we maintain, and third party service providers on our behalf maintain, sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information and personal data relating to individuals such as our employees. An increasing number of organizations, including those with significant online operations, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We, and our third party service providers, have experienced and may in the future experience such attacks. In addition, these incidents can originate on our vendors’ websites, which can then be leveraged to access our website, further preventing our ability to successfully identify and mitigate the attack.

The risks associated with a malicious insider compromising our information systems and infrastructure have grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic. We also have a distributed community support organization including third-party providers that have access to personal data. Other companies have dealt with incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Bad actors using stolen credentials have directly targeted and may continue to directly target users of our platform with attempts to breach their Rover accounts, which can result in takeovers of their accounts for the purpose of perpetrating fraud against them, other users, or our platform. Users of our platform have experienced, and may continue to experience, incidents of fraud on our platform involving credential stuffing attacks and account takeovers, which we may not be able to detect or prevent. Victims of such takeovers may seek recovery from us or we may offer reimbursement of funds lost through fraud, and we have incurred and may continue to incur losses from claims by pet parents and pet care providers, which losses may be substantial. The ability of bad actors to cause an account takeover exposes us to financial fraud risk, including costly litigation, which is difficult to fully mitigate. We have taken and continue to take measures to detect and prevent account takeovers and fraud, but these measures need to be continually improved and may add friction to our booking process. These measures may also not be effective against fraud and illegal activities, particularly given new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition could be materially adversely affected.

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

We have incurred and will continue to incur significant costs in an effort to detect and prevent privacy, data protection and security breaches and other privacy-, data protection- and security-related incidents, and we may face increased costs and requirements to expend substantial resources if an actual or perceived privacy, data protection, or security breach or other incident occurs. While we maintain cyber insurance that may help provide coverage for these types of incidents, our insurance may not adequately cover costs and liabilities related to any incidents, and may not continue to be available to us on economically reasonable terms, or at all, and any insurer may deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.

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

As the enforcement landscape further develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes. If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act will take effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act will take effect July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

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

Additionally, we have incurred and may continue to incur significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. For example, certain laws regulate the use of cookies and other tracking technologies, which could limit the effectiveness of our marketing activities, divert technology personnel resources, increase costs, and subject us to additional liabilities. Furthermore, publication of our privacy statement and other policies regarding privacy, data protection and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. Such efforts may not be successful or may have other negative consequences. In particular, with such laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. Minor interruptions can result in new customer acquisition losses that are never recovered. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any failure to maintain performance, reliability, speed, security, and availability of our platform, services, and technical infrastructure to the satisfaction of our pet parents and pet care providers may harm our business and reputation and our ability to retain existing, and attract new, pet parents and pet care providers.

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

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, and have and may continue to experience outages or delays. Any of these risks could cause, and have caused, us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to pet care providers on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain pet care providers and pet parents. Compromise of, or default by, a third party payment providers also could result in loss of funds by Rover or by pet care providers.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks (including registered trademarks in the United States and foreign jurisdictions), copyrights, trade secrets, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the case of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties have and may continue to copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks and legal or other methods of protecting this data may be inadequate.

Competitors have and may continue to adopt service names or trade dress similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and operating results.

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

Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, including Aaron Easterly, our co-founder and chief executive officer, Brent Turner, our chief operating officer and president, and Tracy Knox, our chief financial officer, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. Our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. For example, on March 1, 2022, Ms. Knox indicated her intent to retire as chief financial officer, but will remain employed at-will as an advisor through December 31, 2022 to help with the transition to her successor, Charlie Wickers, who was appointed as chief financial officer effective September 1, 2022. Any other changes in our senior management team or our failure to engage in effective succession planning may be disruptive to our business.

We face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we have offered and believe we will need to continue to offer competitive compensation and benefits packages, including by keeping pace with substantial market increases and inflation. Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Current job market dynamics, where the number of workers who quit their job in a single month in 2021 has broken multiple all-time U.S. records—referred to as the “Great Resignation”—increases the challenge of employee retention.

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
•the growth in size and geographic diversity of our workforce;
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

Insurance providers have raised premiums and deductibles for many businesses and may do so again in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition and operating results could be materially adversely affected if the cost per claim, premiums, or the number of claims significantly exceeds our historical experience or coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles or self-insured retentions differs from historical averages.

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

Our headquarters and other essential business operations could face catastrophic events, including those from natural or climate change-related disasters, that may disrupt and harm our operations.

Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We also recently added additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. Certain pet parents, pet care providers, remote employees and third-party customer service support personnel live in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, pet parents, pet care providers, employees, third-party customer service support personnel or the surrounding area. The occurrence of a natural or climate-related disaster such as an earthquake, drought, flood, fire (such as the recent wildfires in Washington and in the western United States and Canada), hurricane, heat wave, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have started expanding our presence internationally. We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018. and we may continue to expand our international operations. We are a growing platform with pet care providers in over 24,000 neighborhoods. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•an inability to attract pet care providers and pet parents;
•competition from local providers that better understand the local market, may market and operate more effectively and may enjoy greater local affinity or awareness;
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

For example, we recently consummated a small acquisition of an early-stage company that operates a virtual dog training platform and made a small investment in another early-stage company with a complementary service offering. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:
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
•diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory and tax compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
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

We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Volatility in the equity capital markets or a decline in the market price of our securities also could adversely affect our ability to issue additional equity securities or to obtain additional financing in the future to fund business operations or future growth plans. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business, financial condition and operating results may be materially adversely affected.

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

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of the entire company. For example, an activist investor acquired a stake in a company that, like us, went public via a merger with a special purpose acquisition company, or SPAC, and recommended that it consider strategic alternatives, including a sale, citing, among other reasons, its recent stock price underperformance and the market’s largely unfavorable view of companies taken public via a SPAC. We could face a similar campaign if the unfavorable view of SPACs continues or if our stock price does not improve. Responding to proxy contests and other actions by activist stockholders can lead to changes in governance and reporting, be extremely costly and time-consuming, divert the attention of our board of directors and senior management from the management of our operations and the pursuit of our business strategies, and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and August 9, 2022, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.61 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•the impact of the COVID-19 pandemic on our business;
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, lower consumer confidence, volatile equity capital markets, changes in monetary and fiscal policy and economic uncertainty and downturns, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
•actual or anticipated changes or fluctuations in our operating results or financial guidance, changes in the market’s expectations about our operating results, or failure to meet the expectation of securities analysts or investors in a particular period;
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
•the volume of shares of Class A Common Stock available for public sale or being sold, including shares sold pursuant to our “sell-to-cover” program to satisfy tax withholding obligations for grants of restricted stock units, or RSUs, shares sold to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options, and shares sold pursuant to Rule 10b5-1 plans adopted by our executive officers and employees;
•sales or other distributions of shares of Class A Common Stock by us or our stockholders;
•expiration of market stand-off or lock-up agreements;
•sales or other distributions of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales or other distributions could occur; and
•other factors identified throughout these “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. Volatility in the equity capital markets or a decline in the market price of our securities also could adversely affect our ability to issue additional equity securities, our ability to obtain additional financing in the future to fund business operations or future growth plans, and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees.

Further and sustained declines in the market price of our Class A Common Stock could result in notice that we are not in compliance with the per share minimum price requirements for continued listing on Nasdaq. If this occurred and we were unable to cure this violation, we could be delisted, which would have a further material adverse effect on market prices of our Class A Common Stock and stockholder liquidity.

Insiders currently have and may continue to possess substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

As of August 4, 2022, our executive officers, directors and their affiliates as a group beneficially owned approximately 36.9% of the Class A Common Stock representing approximately 34.4% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 shares of Class A Common Stock that may be issued to former Legacy Rover stockholders upon the Class A Common Stock achieving certain share price milestones pursuant to our Business Combination Agreement with Caravel, or Earnout Shares, unvested RSUs, and options to purchase Class A Common Stock that remain issued and outstanding in addition to equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 182,781,527 shares of Class A Common Stock outstanding as of August 4, 2022 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

Certain holders of shares of our Class A Common Stock have rights, subject to some conditions, to require us to file registration statements for the public resale of their Class A Common Stock or to include such shares in registration statements that we may file for us or other stockholders. We have filed a registration statement on Form S-1 to register the resale of shares of our Class A Common Stock by certain of these holders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A Common Stock to decline or be volatile. These holders and our affiliates may also use Rule 144 to sell their shares of our Class A Common Stock.

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

Sales, short sales, or hedging transactions involving our equity securities could adversely affect the price of our Class A Common Stock.

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

10.1 * #	Rover Group, Inc. Outside Director Compensation Policy (as amended).
10.2
Employment Letter Agreement, dated August 3, 2022, between Rover Group, Inc., A Place for Rover, Inc. and Charlie Wickers (incorporated by reference to Exhibit 10.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 8, 2022 (File No. 001-39774)).

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

Rover Group, Inc.

Date: August 12, 2022	By:	/s/ Tracy Knox

		Name:	Tracy Knox
		Title:	Chief Financial Officer
(Duly Authorized Officer)