Form 10-Q
period 2022-09-30
ROVER GROUP, INC.
filed 2022-11-10
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 183,753,167 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of November 4, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, and other geopolitical events like Russia’s invasion of Ukraine on customer demand and our business, key business metrics, operating results and financial condition and on our ability to forecast our financial and operating results, the travel industry, travel trends, and the global economy generally;
•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, significant foreign currency fluctuations, strengthening of the U.S. dollar, lower consumer confidence, depressed consumer spending, monetary and fiscal policy changes and stock market volatility, and geopolitical conflicts and economic downturns, and their impact on consumer spending patterns, demand for and pricing on our platform, and our business, operating results and financial condition;
•our expectations about, our ability to successfully defend, and the outcome of, any known and unknown litigation and regulatory proceedings, including with respect to the classification of pet care providers on our platform, and the potential impact on our business operations and financial performance if we are not successful or resulting from potential changes to our business practices and platform to bolster the classification of pet care providers who use the Rover platform as independent contractors;
•our expectations regarding our future operating and financial performance, including bookings, gross booking value, average booking value, booking mix, revenue and expenses;
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
•our assessment of and strategies to compete with existing and new competitors in existing and new markets and offerings;
•our assessment of our trust and safety practices;
•the success of our marketing strategies and investments;
•our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;
•our ability to successfully close and integrate acquisitions into our operations;
•our ability to introduce new products and offerings and enhance existing products and offerings;
•our ability to maintain the security and availability of our platform;
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
•changes in applicable laws or regulations, including with respect to the classification of pet care providers on our platform, taxation, privacy and data protection;
•our ability to stay in compliance with laws and regulations, including with respect to the classification of pet care providers on our platform, taxation, privacy and data protection, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the effects of various existing and developing laws and restrictions that relate to our business;
•the increased expenses associated with being a public company;
•our ability to maintain and protect our brand;
•our ability to effectively manage our growth and maintain our corporate culture;
•our ability to identify, recruit, and retain skilled personnel, including key members of senior management;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
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

Risk Factors Summary

Our business is subject to numerous risks. The following is a summary of the principal risks we face that could materially adversely affect our business, operating results, financial condition and prospects, all of which are more fully described in the section of this report titled “Risk Factors.” This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail in “Risk Factors,” and should not rely upon the following as an exhaustive summary of the material risks facing our business.

Risks Related to our Business and Industry
•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results, and financial condition.
•Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, geopolitical instability or economic uncertainty, could materially adversely affect our business, results of operations, and financial condition.
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
•If we fail to retain existing pet care providers and pet parents on our platform or attract new pet care providers and pet parents to our platform, or if pet care providers fail to provide high-quality offerings, or if pet parents fail to receive high-quality offerings, our business, operating results, and financial condition would be materially adversely affected.
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
•Actions by pet care providers or pet parents that are criminal, violent, inappropriate, or dangerous, or fraudulent activity, may undermine the safety or the perception of safety of our platform and materially adversely affect our reputation, ability to attract and retain pet care providers and pet parents on our platform, business, operating results and financial condition.
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
Risks Related to Privacy and Technology
•We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and reputation and adversely affect our reputation, business, financial condition, and operating results.
•Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other regulations or any other obligations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.
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
•Our support function is critical to the success of our platform and any failure, or perceived failure, to provide high-quality service could affect our ability to retain our existing pet care providers and pet parents and attract new ones.
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

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$65,518	$278,904
Short-term investments	169,137	—
Accounts receivable, net	49,553	26,023
Prepaid expenses and other current assets	7,937	6,113
Total current assets	292,145	311,040
Property and equipment, net	19,981	20,874
Operating lease right-of-use assets	19,396	21,495
Intangible assets, net	7,389	4,469
Goodwill	37,119	33,159
Deferred tax asset, net	1,183	1,477
Long-term investments	31,038	4,292
Other noncurrent assets	300	348
Total assets	$408,551	$397,154
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,085	$5,043
Accrued compensation and related expenses	6,469	6,600
Accrued expenses and other current liabilities	21,562	3,021
Deferred revenue	9,393	3,077
Pet parent deposits	38,844	28,269
Pet care provider liabilities	3,790	10,894
Operating lease liabilities, current portion	2,311	2,433
Total current liabilities	87,454	59,337
Operating lease liabilities, net of current portion	22,927	25,198
Derivative warrant liabilities	—	19,943
Other noncurrent liabilities	1,853	84
Total liabilities	112,234	104,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of September 30, 2022 and December 31, 2021; 183,567 and 177,342 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	645,583	612,680
Accumulated other comprehensive (loss) income	(1,708)	220
Accumulated deficit	(347,576)	(320,326)
Total stockholders’ equity	296,317	292,592
Total liabilities and stockholders’ equity	$408,551	$397,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$50,864	$35,153	$122,059	$71,831
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,607	8,036	29,976	18,494
Operations and support	7,425	4,199	19,265	9,916
Marketing	8,686	6,403	27,044	13,532
Product development	7,100	5,033	20,380	14,586
General and administrative	30,599	8,899	53,616	21,266
Depreciation and amortization	1,561	1,873	4,432	5,572
Total costs and expenses	66,978	34,443	154,713	83,366
(Loss) income from operations	(16,114)	710	(32,654)	(11,535)
Other income (expense), net:
Interest income	1,287	19	2,084	28
Interest expense	(19)	(1,534)	(61)	(2,933)
Change in fair value of earnout liabilities	—	(71,318)	—	(71,318)
Change in fair value of derivative warrant liabilities	—	(12,261)	4,579	(12,261)
Other expense, net	(257)	(116)	(1,045)	(194)
Total other income (expense), net	1,011	(85,210)	5,557	(86,678)
Loss before income taxes and equity method investments	(15,103)	(84,500)	(27,097)	(98,213)
(Provision for) benefit from income taxes	(44)	(36)	172	280
Loss from equity method investments	(325)	—	(325)	—
Net loss	$(15,472)	$(84,536)	$(27,250)	$(97,933)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.73)	$(0.15)	$(1.64)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	182,493	116,597	181,309	59,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,472)	$(84,536)	$(27,250)	$(97,933)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(164)	(62)	(389)	(33)
Unrealized loss on available-for-sale debt securities	(543)	—	(1,539)	—
Other comprehensive loss	(707)	(62)	(1,928)	(33)
Comprehensive loss	$(16,179)	$(84,598)	$(29,178)	$(97,966)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Exercise of stock options and issuance of common stock	2,442	—	2,353	—	—	2,353
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	18	634,443	(251)	(328,472)	305,738
Exercise of stock options and issuance of common stock	946	—	1,438	—	—	1,438
Taxes paid related to settlement of equity awards	—	—	(908)	—	—	(908)
Stock-based compensation	—	—	5,099	—	—	5,099
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance as of June 30, 2022	182,776	18	640,072	(1,001)	(332,104)	306,985
Exercise of stock options and issuance of common stock	791	—	1,181	—	—	1,181
Taxes paid related to settlement of equity awards	—	—	(923)	—	—	(923)
Stock-based compensation	—	—	5,253	—	—	5,253
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(543)	—	(543)
Net loss	—	—	—	—	(15,472)	(15,472)
Balance as of September 30, 2022	183,567	$18	$645,583	$(1,708)	$(347,576)	$296,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	90,814	$290,427	30,398	$3	$53,909	$253	$(256,277)	$(202,112)
Issuance of common stock from exercises of stock options	—	—	470	—	666	—	—	666
Stock-based compensation	—	—	—	—	1,001	—	—	1,001
Foreign currency translation adjustments	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(10,591)	(10,591)
Balance as of March 31, 2021	90,814	290,427	30,868	3	55,576	274	(266,868)	(211,015)
Issuance of common stock from exercises of stock options	—	—	392	—	816	—	—	816
Issuance of common stock from net exercises of warrants	—	—	331	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,147	—	—	1,147
Foreign currency translation adjustments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(2,806)	(2,806)
Balance as of June 30, 2021	90,814	290,427	31,591	3	57,539	282	(269,674)	(211,850)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(90,814)	(290,427)	90,814	9	290,418	—	—	290,427
Reverse recapitalization transaction, net of fees	—	—	32,721	4	213,455	—	—	213,459
Earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(228,082)	—	—	(228,082)
Reclassification of earnout liability upon settlement	—	—	—	—	33,010	—	—	33,010
Issuance of common stock from exercises of stock options	—	—	2,019	—	1,856	—	—	1,856
Issuance of common stock from net exercises of warrants	—	—	448	—	—	—	—	—
Taxes paid on net share settlement	—	—	—	—	(6,719)	—	—	(6,719)
Stock-based compensation	—	—	—	—	994	—	—	994
Foreign currency translation adjustments	—	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(84,536)	(84,536)
Balance as of September 30, 2021	—	$—	157,593	$16	$362,471	$220	$(354,210)	$8,497
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

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(27,250)	$(97,933)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	14,025	3,142
Depreciation and amortization	9,634	10,815
Non-cash operating lease costs	2,065	1,490
Change in fair value of earnout liabilities	—	71,318
Change in fair value of derivative warrant liabilities	(4,579)	12,261
Net accretion of investment discounts	(523)	—
Amortization of debt issuance costs	—	695
Deferred income taxes	(225)	(309)
Loss on disposal of property and equipment	30	17
Loss from equity method investments	325	—
Changes in operating assets and liabilities:
Accounts receivable	(23,480)	(4,925)
Prepaid expenses and other current assets	(753)	(3,923)
Other noncurrent assets	(10)	(33)
Accounts payable	(373)	2,174
Accrued expenses and other current liabilities	17,799	2,069
Deferred revenue and pet parent deposits	16,807	21,658
Pet care provider liabilities	(7,104)	3,603
Operating lease liabilities	(2,358)	(1,637)
Other noncurrent liabilities	132	124
Net cash (used in) provided by operating activities	(5,838)	20,606
INVESTING ACTIVITIES
Purchases of property and equipment	(443)	(564)
Capitalization of internal-use software	(5,751)	(4,602)
Proceeds from disposal of property and equipment	2	19
Acquisition of businesses, net of cash acquired	(5,711)	—
Purchases of convertible notes	(1,310)	—
Purchases of available-for-sale securities	(252,282)	—
Maturities of available-for-sale securities	55,383	—
Net cash used in investing activities	(210,112)	(5,147)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	4,972	3,339
Redemption of stock warrants	(7)	—
Taxes paid related to settlement of equity awards	(2,224)	(6,719)
Proceeds from reverse recapitalization and related financing	—	268,282
Payment of deferred transaction costs related to reverse recapitalization	—	(32,743)
Repayment of borrowings on credit facilities	—	(38,124)
Net cash provided by financing activities	2,741	194,035
Effect of exchange rate changes on cash and cash equivalents	(177)	(15)
Net (decrease) increase in cash and cash equivalents	(213,386)	209,479
Cash and cash equivalents, beginning of period	278,904	80,848
Cash and cash equivalents, end of period	$65,518	$290,327
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$45	$7
Cash paid for interest	7	2,511

	Nine Months Ended September 30,
	2022	2021
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment in accounts payable and accrued liabilities	$138	$—
Right-of-use asset obtained in exchange for lease liabilities	16	766
Conversion of redeemable convertible preferred stock to common stock	—	290,427
Earnout liability recognized upon the closing of the reverse recapitalization	—	228,082
Derivative warrant liabilities recognized upon the closing of the reverse recapitalization	—	22,032
Reclassification of earnout liability to additional paid-in capital upon settlement	—	33,010
Reclassification of certain derivative warrant liabilities to equity upon exercise	15,356	—
Recognition of indemnity holdback liabilities upon acquisition of businesses	1,563	—
Stock-based compensation capitalized to internal-use software	773	—
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
Impact of COVID-19
The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets we serve, which in turn impacts our business. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements, which could result in fewer bookings and higher than average cancellation rates if the pandemic or permanent changes in working arrangements depresses travel or office attendance.
The impact of the COVID-19 pandemic, including the resulting changes in travel and work behaviors, may continue to affect results in 2022 and beyond. The extent to which the pandemic will continue to impact the Company’s business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control. These may include but are not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
Liquidity
The Company has incurred losses from operations and had an accumulated deficit of $347.6 million as of September 30, 2022. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of common stock prior to the reverse recapitalization, the assumptions used in the valuation of leases, legal contingencies, and stock-based compensation expense. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other expense, net in the condensed consolidated statements of operations. The net effect of foreign currency losses was $0.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and was not material during the three and nine months ended September 30, 2021.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
For the three and nine months ended September 30, 2022 and 2021, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of September 30, 2022 and December 31, 2021, accounts receivable was $49.6 million and $26.0 million, respectively, and was comprised primarily of amounts due from payment processors who collected payment from pet parents on behalf of the Company. Accounts receivable settle relatively quickly, and the Company’s historical experience of losses has not been significant.
Revenue Recognition
Marketplace Platform Revenue
The Company operates an online marketplace that provides a platform for pet parents and pet care providers to communicate and arrange for pet care services. The Company derives its revenue principally from pet parents’ and pet care providers’ use of the Company’s platform and related services that enable pet care providers to offer, book, and fulfill pet care services.
The Company enters into terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet care services between the pet parent and the pet care provider on the Company’s platform (a booking). The fixed percentage service fees are established at the time a pet parent or pet care provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee up to a fixed dollar amount to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents pay for services at the time of booking.
The Company considers the facilitation of the connection between pet care provider and pet parent to be the promise in the contracts. This is consistent with the terms of service, as well as the substance of what a pet care provider or pet parent is expecting from the use of the Company’s platform. While customers have access to the use of the platform, customer support, and other activities, these activities are not considered distinct from each other in the context of the overall arrangement, which is the facilitation of a connection between a pet care provider and a pet parent. As such, the Company has determined that its sole performance obligation is to facilitate a connection between pet care providers and pet parents through its platform. The Company’s performance obligation is satisfied at a point-in-time when the connection has been completed, which is when the pet care provider and pet parent have completed a booking, any related cancellation period has lapsed, and the related underlying pet care services have begun. The Company derives revenue from pet care providers and pet parents primarily in the United States, as well as Canada, the United Kingdom and Western Europe.
From time to time, the Company issues credits or refunds to its pet parents or pet care providers as a result of customer satisfaction matters. Such amounts are and have historically been immaterial.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Judgment is required in determining whether the Company is the principal or agent in transactions with pet care providers and pet parents. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the pet parent and is therefore the principal, or the Company arranges for other parties to provide the service to the pet parent and is therefore the agent. The Company has concluded it is the agent in transactions with pet care providers and pet parents because, among other factors, it is not responsible for the delivery of pet care services provided by the pet care provider to the pet parent. Accordingly, the Company recognizes revenue on a net basis, representing the fee the Company expects to receive in exchange for providing the access to the Company’s platform to pet care providers and pet parents.
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
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to the Rover Guarantee, and other direct and indirect costs arising as a result of transactions that take place on the Company’s platform.
Marketing

Advertising expenses were $6.3 million and $20.4 million during the three and nine months ended September 30, 2022, respectively, and $4.7 million and $8.8 million during the three and nine months ended September 30, 2021, respectively.
Equity Method Accounting

The Company’s non-marketable equity investments are accounted for using the equity method of accounting. The Company uses the equity method if it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments accounted for using the equity method, the Company’s proportionate share of net income or loss based on the investee’s financial results is recorded in the condensed consolidated statements of operations

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
within loss from equity method investments. Equity method investments for which the fair value option is elected are measured at fair value on a recurring basis with changes in fair value reflected in earnings. See Note 6—Investments and Note 7—Fair Value for more information.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities from an incurred loss methodology to an expected loss methodology. For assets held at amortized cost basis, the guidance eliminates the probable initial recognition threshold and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses are recorded through an allowance for credit losses, rather than a write-down, limited to the amount by which fair value is below amortized cost. Additional disclosures about significant estimates and credit quality are also required. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company early adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company early adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company early adopted this standard on January 1,

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s condensed consolidated financial statements, but the new guidance has been applied to all business combinations completed after the adoption date.

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

In connection with the Merger, the Company raised $268.3 million of gross proceeds from (1) the contribution of $128.3 million of net cash held in Caravel’s trust account from its initial public offering, (2) $50.0 million from the sale of 5,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), at $10.00 per share in a transaction exempt from the registration requirements of the Securities Act of 1933, and (3) $90.0 million from the sale of an aggregate of 9,000,000 shares of Class A Common Stock at $10.00 per share pursuant to the backstop subscription agreement with affiliates (and an assignee of such affiliates) of the sponsor of Caravel (the “Sponsor Backstop Subscription Agreement”).

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
_______________
(1)Upon the Closing, 3,437,500 shares held by Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company (the “Sponsor”), vested, 975,873 were forfeited and 2,461,627 shares remained outstanding and unvested (the “Sponsor Earnout Shares”). At Closing, the remaining 2,461,627 Sponsor Earnout Shares were subject to vesting conditions based upon the occurrence of certain triggering events. At the close of trading on September 29, 2021, pursuant to the Business Combination Agreement and the achievement of Triggering Events I and II (as defined in the Business Combination Agreement), 1,969,300 of the Sponsor Earnout Shares vested.

(2)The number of Legacy Rover shares was determined from the 32,434,987 shares of Legacy Rover common stock and 87,496,938 shares of Legacy Rover redeemable convertible preferred stock outstanding, which were converted to an equal number of shares of Legacy Rover common stock upon the Closing, and then converted at the Exchange Ratio of 1.0379 to Class A Common Stock of the Company. All fractional shares were rounded down to the nearest whole share.

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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

Certain employees hired in conjunction with the acquisition received restricted stock unit awards and retention bonuses that are subject to service conditions. We account for these awards and bonuses as a post-business combination expense.

The Company incurred no acquisition-related costs for the three months ended September 30, 2022. The Company incurred $0.4 million in acquisition-related costs for the nine months ended September 30, 2022, which were included in general and administrative expenses in the condensed consolidated statements of operations.

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
5. Revenue Recognition
Contract Balances
The Company’s contract liabilities consist of deferred revenue. The changes in the Company’s contract liabilities were as follows (in thousands):

Balance at June 30, 2022	$12,352
Bookings and other	45,885
Revenue recognized	(48,844)
Balance at September 30, 2022	$9,393

Balance at December 31, 2021	$3,077
Bookings and other	123,566
Revenue recognized	(117,250)
Balance at September 30, 2022	$9,393

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Substantially all deferred revenue as of June 30, 2022 and December 31, 2021 was recognized as revenue during the three and nine months ended September 30, 2022, respectively.
6. Investments
Available-for-sale investments consist of fixed-income securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the available-for-sale investments and unrealized gains and losses were as follows (in thousands):

	September 30, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$46,665	$—	$(59)	$46,606
Corporate securities	39,386	—	(423)	38,963
US Government securities	109,434	—	(983)	108,451
Asset-backed securities	3,718	—	(41)	3,677
Agency bonds	2,503	—	(25)	2,478
Total marketable securities	201,706	—	(1,531)	200,175
Other investments:
Convertible notes	1,310	—	(325)	985
Total other investments	1,310	—	(325)	985
Total investments	$203,016	$—	$(1,856)	$201,160

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate securities	$4,293	$—	$(1)	$4,292
Total marketable securities	$4,293	$—	$(1)	$4,292

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The contractual maturity of the available-for-sale investments were as follows (in thousands):

	September 30, 2022
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Commercial paper	$46,606	$—	$—	$46,606
Corporate securities	27,291	11,672	—	38,963
US Government securities	92,762	15,689	—	108,451
Asset-backed securities	—	3,677	—	3,677
Agency bonds	2,478	—	—	2,478
Total marketable securities	169,137	31,038	—	200,175
Other investments:
Convertible notes	985	—	—	985
Total other investments	985	—	—	985
Total investments	$170,122	$31,038	$—	$201,160

	December 31, 2021
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Corporate securities	$—	$4,292	$—	$4,292
Total	$—	$4,292	$—	$4,292

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves at September 30, 2022.
Other Investments
In July 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”) and entities affiliated with PSL, a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder, to invest in an early-stage service for pet parents that is complementary to the Company’s current offerings (the “Investee”). The Company contributed intellectual property in the form of a nonexclusive license agreement in exchange for 5,000,000 shares of common stock, which represents 29% of the Investee’s diluted outstanding equity. The Company accounts for this investment under the equity method as it has significant influence over the Investee but does not hold a controlling financial interest.

In July 2022, the Company also made an initial investment of $1.0 million in the Investee in the form of a convertible note, which has a maturity date of July 2023. In September 2022, the Company made an additional $0.3 million convertible note investment in the Investee, which has a maturity date of September 2023. The convertible notes accrue interest at a rate of 5% per year and are payable upon the maturity dates. The Investee may not prepay the convertible notes. If the Investee raises funds prior to the maturity dates of the convertible notes, then the Company will receive the full value of the convertible notes, including all accrued and unpaid interest, in the form of preferred stock in the Investee. The Company has elected to measure these convertible notes at fair value with changes in fair value reported in earnings (see Note 7—Fair Value for more information).

PSL and the Company have roughly equivalent minority ownership positions in the Investee offering the services, and have customary rights afforded to investors in venture-backed companies. PSL will be reimbursed for certain start-up and formation

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
costs by the entity and will provide, and be compensated for, certain services to the entity for a period of time after formation. Mr. Gottesman is not currently on the board of this entity and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.

As of September 30, 2022, the carrying values of the Company’s convertible notes were $1.0 million, as recorded in prepaid expenses and other current assets within the condensed consolidated balance sheets. For both the three and nine months ended September 30, 2022, the Company recorded losses of $0.3 million within loss from equity method investments in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results. As the Company’s basis in the equity method investment was zero, this loss resulted in a reduction to the carrying value of the convertible note investments. As discussed further in Note 7—Fair Value, the convertible note investments are measured at fair value. The carrying value of the convertible notes after the attribution of equity method losses is equal to the fair value of the convertible notes, so no incremental fair value adjustment was recorded for the three and nine months ended September 30, 2022. There were no impairment charges for the three and nine months ended September 30, 2022.
7. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$27,313	$—	$—	$27,313
Commercial paper	—	25,215	—	25,215
Investments:
Commercial paper	—	46,606	—	46,606
Corporate securities	—	38,963	—	38,963
US Government securities	—	108,451	—	108,451
Asset-backed securities	—	3,677	—	3,677
Agency bonds	—	2,478	—	2,478
Other investments:
Convertible notes	—	—	985	985
Total assets measured at fair value	$27,313	$225,390	$985	$253,688

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
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial assets measured at fair value using significant unobservable inputs (in thousands):

Convertible Note
Balance at December 31, 2021	$—
Additions during the period	1,310
Proportionate share of equity method losses	(325)
Balance at September 30, 2022	$985
The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers of financial instruments between valuation levels during the periods presented.
Valuation of Convertible Note Investments
As described in Note 6—Investments—Other Investments, the Company holds convertible note investments in the Investee that are measured at fair value. As of September 30, 2022, these convertible notes are held at a fair value of $1.0 million, which is equal to the initial cost of the investment less Rover’s cumulative share of the Investee’s net losses. The fair value of the notes is based predominantly on the credit quality of the underlying business and its ability to repay principal and interest, as well as the potential outcome of future equity financing transactions that may trigger the conversion feature provided by the notes. The carrying value of the convertible notes after the proportionate share of equity method losses is equal to the fair value of the convertible notes, so no incremental fair value adjustment was recorded for the three and nine months ended September 30, 2022.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
determined using the closing stock price of $2.47 of the Public Warrants on December 31, 2021. As a result, as of December 31, 2021, the Private Warrants were reclassified from Level 3 to Level 2 financial instruments within the fair value hierarchy.
In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of September 30, 2022, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity during the first quarter 2022.
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
8. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	September 30, 2022	December 31, 2021
Computers	$1,498	$1,306
Furniture and fixtures	3,826	3,740
Leasehold improvements	13,808	13,663
Internal-use software	21,901	21,635
Asset retirement obligation	225	—
Total property and equipment	41,258	40,344
Less: Accumulated depreciation and amortization	(21,277)	(19,470)
Total property and equipment, net	$19,981	$20,874

Depreciation and amortization of property and equipment was $1.0 million and $2.9 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $2.4 million and $6.5 million of software development costs during the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2021, respectively. Internal-use software amortization was $1.7 million and $5.2 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.2 million during the three and nine months ended September 30, 2021, respectively. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
In December 2021, the Company accelerated the amortization of $0.3 million in internal-use software related to its grooming service, which was discontinued.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	September 30, 2022	December 31, 2021
Accrued merchant fees	$98	$11
Income and other tax liabilities	1,627	1,074
Accrued legal expenses and open claims	795	488
Accrued legal settlements (1)	18,000	—
Accrued professional services	512	918
Other current liabilities	530	530
Total accrued expenses and other current liabilities	$21,562	$3,021
__________________
(1)See Note 11— Commitments and Contingencies for more information.
9. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. No impairment of goodwill was recognized during any of the periods presented.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$33,159
Recognized in business combination (see Note 4—Business Combinations)	3,960
Balance at September 30, 2022	$37,119
Intangible Assets
As of September 30, 2022, in addition to previously acquired intangible assets we have included an additional $4.4 million of intangible assets from the business combination discussed in Note 4—Business Combinations. Certain intangible assets related to prior acquisitions were fully amortized during the quarter ended March 31, 2022 and have been written off as September 30, 2022. The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	September 30, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$6,600	(3,274)	$3,326
Shelter relationships	834	(68)	766
Technologies	1,696	(141)	1,555
Tradenames	1,302	(65)	1,237
Training curriculum	551	(46)	505
Total	$10,983	$(3,594)	$7,389

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(11,869)	$4,421
Tradenames	950	(902)	48
Total	$17,240	$(12,771)	$4,469
The weighted average amortization period remaining as of September 30, 2022 for each class of intangible assets were as follows (in years):

Pet parent relationships	4.1
Shelter relationships	4.6
Technologies	2.8
Tradenames	4.8
Training curriculum	2.8
Amortization expense related to acquired intangible assets for the three and nine months ended September 30, 2022 was $0.6 million and $1.5 million, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2021, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.

Based on amounts recorded at September 30, 2022, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2022	$524
2023	1,979
2024	1,979
2025	1,605
2026	1,094
Thereafter	208
Total	$7,389
10. Debt
In March 2020, the Company borrowed $30.0 million under the subordinated credit facility. In April 2020, the Company was approved for and received a $8.1 million loan from the Small Business Administration’s Paycheck Protection Program (“PPP”).
Upon the Closing, the Company repaid in full the subordinated credit facility of $30.0 million and the PPP loan of $8.1 million. Additionally, in accordance with the subordinated credit facility, the Company made a final termination payment of $0.9 million and accelerated $0.4 million of unamortized debt issuance costs at the termination of the subordinated credit facility.
As of September 30, 2022 and December 31, 2021, the Company had no debt outstanding.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Subordinated Credit Facility
The subordinated credit facility was a term loan advance. Subject to the terms and conditions of the subordinated credit facility, the lender agreed to make advances to the Company to the amount of $30.0 million during the draw period, which was available until June 30, 2020. After principal repayments, no term loan advance was able to be reborrowed. The term loan advance was interest only on a monthly basis. Outstanding principal and accrued interest were due at the maturity date. Interest accrued at the Prime Rate plus a margin of 4.25% per year. In connection with securing the term loan advance, the Company incurred $269,000 in costs related to originating the debt which were initially capitalized as debt issuance costs. Once the term loan advance of $30.0 million was drawn down in March 2020, the costs were recorded as a debt discount and amortized to interest expense over the term of the term loan advance. Upon the Closing, the Company repaid the full $30.0 million term loan advance and accrued interest of $0.2 million.
The Company had collateralized the credit facility and the subordinated credit facility with substantially all of its tangible and intangible assets. The credit facility included several affirmative and negative covenants, as well as financial covenants. Financial covenants included minimum liquidity and minimum net revenue amounts and were applicable if the Company’s overall liquidity, as renegotiated in March 2021, was less than or equal to $65.0 million at the end of a reporting period. If the Company defaulted under the terms of the credit facility, it would not be permitted to draw additional funds on the revolving line of credit and the lenders could accelerate the Company’s obligation to pay all outstanding amounts. The Company was in compliance with all of its financial covenants as of the date of its full repayment of the term loan advance upon the Closing.
Small Business Administration’s Paycheck Protection Program
In April 2020, the Company entered into the PPP Promissory Note and Agreement, pursuant to which it incurred $8.1 million aggregate principal amount of term borrowings. The PPP loan was made under, and was subject to the terms and conditions of, the PPP which was established under the Coronavirus Aid, Relief, and Economic Security Act and was administered by the U.S. Small Business Administration. The term of the PPP loan was two years with a maturity date of April 2022 and accrued interest at a rate of 1.00% per year. Interest was payable monthly. Payments of principal and interest on the PPP loan were deferred until August 2021. The PPP loan was eligible for forgiveness if the proceeds were used for qualified purposes within a specified period. Upon the Closing, the Company repaid the PPP loan of $8.1 million and accrued interest of $0.1 million.
11. Commitments and Contingencies
Leases
The Company leases certain office space in Seattle and Spokane, Washington and Barcelona, Spain with lease agreements expiring between 2023 and 2030. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to seven years. These renewal options have not been considered in the determination of the ROU assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018. In February 2020, the Company amended the sublease to extend the term for an additional two years, and in May 2022 amended the sublease again to extend the term for one additional year. As of September 30, 2022, under the terms of the amended sublease agreement, the Company will receive an additional $0.7 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2023.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of September 30, 2022, under the terms of the sublease agreement, the Company will receive $1.1 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,054	$1,046	$3,178	$3,011
Short-term lease cost	39	19	39	138
Sublease income	(297)	(304)	(903)	(649)
Total lease cost	$796	$761	$2,314	$2,500
Other information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for operating lease liabilities	$3,471	$3,159
Lease term and discount rate were as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted-average discount rate	7.27%	7.14%
Weighted-average remaining lease term (years)	7.06	7.65
Maturities of lease liabilities were as follows as of September 30, 2022 (in thousands):

Year Ending December 31	Amounts
Remainder of 2022	$733
2023	4,449
2024	4,569
2025	4,693
2026	4,429
Thereafter	13,781
Total lease payments	32,654
Less: imputed interest	(7,416)
Present value of lease liabilities	25,238
Less: current portion of lease liabilities	(2,311)
Total lease liabilities, noncurrent	$22,927
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid.
Litigation and Other Contingencies
From time to time, the Company is or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other types of claims, class action and representative lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. In addition, in the ordinary course of business, the Company’s Trust & Safety team receives claims pursuant to the Rover Guarantee program, as well as claims and threats of legal action that arise from pet care services booked through the Company’s website and/or applications. Various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers, and third parties.
The Company is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities, some of which are at preliminary stages and some of which seek an indeterminate amount of damages. The Company regularly evaluates the status of legal proceedings in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. For some of the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons: (1) the proceedings are in preliminary stages; (2) specific damage amounts have not been sought; (3) damages sought are, in our view, unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals or motions; or (5) there are significant factual issues to be resolved. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation and claims are inherently unpredictable, management concluded, based on currently available information, that other than with respect to the case captioned Melanie Sportsman v. A Place for Rover, Inc. discussed below there was not a reasonable possibility that the Company had incurred a material and estimable loss during the periods presented related to such loss contingencies.
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. The Company removed the case to the U.S. District Court for the Northern District of California (the “Court”). Another pet care provider was substituted as the plaintiff in the case, now captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the Court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case. On May 28, 2021, the plaintiff filed a notice of appeal of the Court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On August 29, 2022, the Ninth Circuit heard oral argument in this appeal. Following the hearing, the Company engaged in mediation with the plaintiff on September 27, 2022 and October 19, 2022. On October 20, 2022, the Company entered into a binding settlement term sheet with the named plaintiff. The term sheet provides that the Company will make a total settlement payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation, including claims under PAGA, the California Labor Code and similar statutes through final approval of the settlement agreement. The settlement class to be proposed consists of all pet care providers who performed at least one service in California booked through the Rover platform during the period from November 1, 2018 through the date on which the motion for preliminary approval of the settlement is filed with the Court. In addition, pet care providers who performed at least one service in California between October 1, 2017 and October 31, 2018 will receive more limited relief under a PAGA settlement. Final settlement is subject to, among other things, negotiation of a definitive settlement agreement not inconsistent with the terms in the term sheet and Court approval of such agreement. In settling the case, the Company is not admitting any wrongdoing or liability. The Company recorded this amount under general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2022. The Company expects to pay such settlement from existing cash and cash equivalents and investments once approved by the Court. On October 21, 2022, the Company and the named plaintiff made a joint motion to withdraw the appeal and remand the case to the Court for

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
settlement approval. On October 27, 2022, the Ninth Circuit dismissed the appeal without prejudice to reinstatement in the event the Court declines to approve the settlement.
On October 26, 2021, a pet care provider filed a putative class action complaint in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code and unfair competition claims under the Business and Professions Code. The plaintiff is seeking injunctive relief, compensatory damages, civil penalties, attorney’s fees, and other forms of relief. On January 19, 2022, the Company removed the class action to the U.S. District Court for the Central District of California. On July 18, 2022, the court granted the Company’s motion to compel arbitration. On January 21, 2022, the same plaintiff filed a representative action under PAGA in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code and alleging various wage and hour claims under the California Labor Code. The plaintiff is seeking civil penalties under PAGA, attorney’s fees, and other forms of relief. On March 18, 2022, the Company removed the PAGA lawsuit to the U.S. District Court for the Central District of California. On July 29, 2022, the Company filed a motion to compel arbitration. On September 1, 2022, the court granted the Company’s motion to compel arbitration, ordering arbitration of the plaintiff’s individual PAGA claims and dismissing the plaintiff’s representative PAGA claims. The Company has denied or intends to deny the allegations of wrongdoing and intends to vigorously defend against the claims in these lawsuits. The Company does not currently believe that a material loss related to these lawsuits is probable.
Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
The Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of care providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification matters. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s business. As of September 30, 2022 and except for matters and claims noted above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements.
12. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. The Company subsequently redeemed all of its outstanding Public and Private Warrants in January 2022. In connection with the Warrant redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on January 12, 2022, and have been delisted. The Warrant redemption had no effect on the trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “ROVR.” Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2022, the Company had 183.6 million shares of Class A Common Stock issued and outstanding.
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
13. Stock Warrants
Public and Private Warrants
Prior to the Merger, Caravel issued 5,166,667 Private Warrants to the Sponsor and 5,500,000 Public Warrants in connection with its initial public offering. Upon the Closing, 2,592,503 Private Warrants were forfeited. Each whole warrant entitles the holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 11, 2021 and expire on July 30, 2026, at 5:00 p.m. New York City time, or earlier upon redemption or liquidation.
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the Warrants that remained outstanding. On the Redemption Date, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants who chose to cashless exercise their Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the Redemption Price. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of September 30, 2022, the Company had no Warrants outstanding.

The Warrants were classified as a liability prior to exercise and redemption and measured at fair value with the change in fair value reported in the statement of operations. Upon the cashless exercise of such Warrants to Class A Common Stock, the related carrying amount of the warrant liability was reclassified to stockholders’ equity.
14. Stock-Based Compensation
2021 Equity Incentive Plan
In connection with the Closing, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of September 30, 2022, the Company had 7.7 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
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
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Available for Grant
Balances as of December 31, 2021	14,083
Equity awards authorized	—
Equity awards granted	(7,294)
Equity awards canceled and forfeited	903
Balances as of September 30, 2022	7,692
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	18,058	$1.60	6.1	$147,219
Options exercised	(2,886)	0.95
Options canceled and forfeited	(251)	2.20
Balances as of September 30, 2022	14,921	$1.71	5.6	$24,400
Options vested and exercisable – September 30, 2022	13,067	$1.66	5.3	$21,957
There were no options granted during the nine months ended September 30, 2022 and 2021.
The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2022 and was $0.3 million and $12.5 million, respectively, and was $14.5 million and $19.9 million during the three and nine months ended September 30, 2021, respectively.
The fair value of options vested during the three and nine months ended September 30, 2022 was $0.6 million and $2.1 million, respectively, and was $0.9 million and $2.9 million during the three and nine months ended September 30, 2021, respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2021	2,863	$12.02
Granted	7,294	4.85
Vested	(1,293)	9.02
Forfeited	(652)	7.49
Unvested September 30, 2022	8,212	$6.48	$27,428
The total fair value of RSUs vested during the three and nine months ended September 30, 2022 was $5.7 million and

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
$11.7 million, respectively, and there were no RSUs vested during the three and nine months ended September 30, 2021.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations and support	$473	$43	$1,214	$144
Marketing	302	71	858	238
Product development	1,293	287	4,157	981
General and administrative	2,813	593	7,796	1,779
Total stock-based compensation expense	$4,881	$994	$14,025	$3,142
No material income tax benefit related to stock-based compensation was recorded during the three and nine months ended September 30, 2022 and 2021 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $1.9 million, which was expected to be recognized over a weighted average remaining service period of 1.1 years. As of September 30, 2022, total unrecognized compensation cost related to unvested RSUs was $50.7 million, which was expected to be recognized over a weighted average remaining service period of 3.0 years.
15. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three and nine months ended September 30, 2022 were (0.3)% and 0.6%, respectively, and 0.0% and 0.3% for the three and nine months ended September 30, 2021, respectively. The change in effective tax rate is primarily due to a discrete item in the second quarter 2021 related to the enacted tax law change increasing the general United Kingdom tax rate from 19% to 25%, effective April 1, 2023 and the effect of U.S. losses being excluded from our estimated annual effective tax rate due to recording a full valuation allowance on the U.S. deferred tax assets. This is partially offset by a U.S. deferred tax benefit recorded in the nine months ended September 30, 2022, resulting from a reduction in the Company’s valuation allowance due to an increase in the deferred tax liability associated with the acquired intangible assets from a business combination, as discussed in Note 4—Business Combinations.
During the three and nine months ended September 30, 2022, the amount of gross unrecognized tax benefits increased by $16,000 and $41,000, respectively, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,472)	$(84,536)	$(27,250)	$(97,933)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	182,493	116,597	181,309	59,825
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.73)	$(0.15)	$(1.64)
As a result of the Merger, the weighted-average number of shares of Class A Common Stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2022	2021
Redeemable convertible preferred stock	—	—
Outstanding stock options and RSUs	23,133	19,955
Outstanding common stock warrants	—	—
Private Warrants	—	2,574
Public Warrants	—	5,500
Sponsor Earnout Shares	492	492
Total	23,625	28,521
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s Class A Common Stock exceeds specified thresholds that have not been achieved as of September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years ended December 31, 2021, 2020 and 2019 and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 21, 2022.

Some of the information contained in this discussion and analysis, including information with respect to our plans, estimates and strategy for our business and our expectations regarding future revenue and expense trends and liquidity, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections in this report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Rover,” “the Company,” “we,” “us” and “our” refer to Rover Group, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Our Business
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover was founded to give pet parents an alternative to relying on friends and family, neighbors, and kennels for pet care. It is the world’s largest online marketplace for pet care based on gross booking value, or GBV. Our online marketplace aims to match pet parents with pet lovers who are dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover and book the right pet care providers for them and their pets, communicate with providers, and read and write reviews. Our platform enables pet care providers to manage bookings, communicate with pet parents, independently set pricing, define the terms and delivery of their services, and receive payment, all in a simple and cost-effective way.
We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy daycare, dog walking, and drop-in visits. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through September 30, 2022, approximately 3.9 million unique pet parents and over 810,000 pet care providers across North America, the United Kingdom and Europe have connected to book or provide a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from our pet care marketplace platform that connects pet parents and pet care providers. We collect service fees from both pet parents and pet care providers. We earn more revenue as more pet parents request and pet care providers accept and complete bookings. We also earn revenue from ancillary sources such as provider onboarding fees, sales of products in the Rover Store, virtual pet training services, and affiliate fees via our blog. We created The Dog People blog in 2014 and have scaled it to nearly seven million monthly unique visitors in 2021, making it one of the largest pet blogs in the world.
In support of our mission, we continue to invest in our product, and have completed several acquisitions since our inception. We also continue to explore and test new service lines that we may launch at future dates and evaluate acquisition and investment opportunities.
Impact of COVID-19 and Other Health Trends
A discussion of the impact of COVID-19 for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing COVID-19 pandemic and other seasonal illnesses continue to impact communities globally, including in the markets we serve, which in turn impacts our business. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements, which could result in fewer bookings and higher than average cancellation rates if the pandemic or permanent changes in working arrangements depress travel or office attendance.

Although we saw demand improve during 2022, we believe demand levels and cancellation rates continue to be negatively affected by our users’ reactions to COVID-19 variants and increases in case counts, as well as other seasonal illnesses. See “—Factors Affecting Our Performance—Cancellation Rates.” We achieved increases in revenue, GBV and new and repeat bookings in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. However, as our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business.

We believe that a return to pre-pandemic travel levels and in-office work would be a positive factor on our growth. However, the impact of the COVID-19 pandemic, including the resulting complications from COVID, and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, may continue to negatively affect our results in 2022 and beyond, including rates of growth in new pet parent acquisition, repeat bookings, and GBV. The extent to which the pandemic will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, other health-related events, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.

We have taken action to promote the health and safety of our employees during the COVID-19 pandemic. In March 2020, we quickly transitioned the vast majority of our employees to work remotely. We have since enabled voluntary office access and recently adopted a remote-first work policy with department-level determination of in-office work requirements. While we will maintain office space for employees to work, learn and collaborate, we may exit lease agreements or enter into subleases and, therefore, incur lease impairments and increased costs for travel and software tools. Any impairments or increased costs may be material.
Impact of Macroeconomic, Geopolitical and Other Trends
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interests rates, significant foreign currency fluctuations, strengthening of the U.S. dollar, lower consumer confidence, depressed consumer spending, monetary and fiscal policy changes, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, volatility in the stock market, and the economic uncertainty resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the markets we serve, any of which could adversely affect our business, operating results and financial position. The full impact of these macroeconomic and geopolitical events and trends on our business remains uncertain, and will depend on future developments that we may not be able to accurately predict. See “Risk Factors—Risks Related to Our Business and Industry.”
We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of pet care providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results. See “Risk Factors—If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected” and Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a binding settlement term sheet we recently entered into with respect to a classification lawsuit in California. We are reviewing our platform and operations and may make adjustments to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. Any such adjustments could adversely impact our revenue and operating expenses.
See “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our foreign currency, investment and interest rate, and inflation risks.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions.
Bookings
We define a booking as a single arrangement between a pet parent and pet care provider, which can be for a single night or multiple nights for overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for daytime services. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that pet parents new to Rover book on our platform during a period. We define repeat bookings as the total number of bookings from pet parents who have ever had a previous booking on Rover, inclusive of pet parents who had their first booking within the same quarter.
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
New bookings for the three months ended September 30, 2022 exceeded the peak of pent-up demand from the same prior year period, when pandemic fears eased in the United States and drove a surge of new pet parents to our platform. The improvement in new bookings for the three and nine months ended September 30, 2022 as compared to the same prior year periods was driven by continued recovery in travel behavior in our markets, including notably increased demand in our international markets. This was especially the case in the United Kingdom and Canada, as pandemic-related travel restrictions and risk aversion eased relative to the same prior year period. We expect the significant growth rate in new international customers during the nine months ended September 30, 2022 to moderate going forward, as these had benefited from pent-up travel demand dynamics that are more one-time in nature. Moreover, starting in the second quarter of 2022 and continuing through October, we are seeing the Google query volume for some key terms, which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, but still significantly above 2019 levels.
The improvement in repeat bookings for the three and nine months ended September 30, 2022 as compared to the same prior year periods was driven by the increased pet parent base relative to 2021 as new pet parents have joined the platform over the last twelve months. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the same prior year period.
Gross Booking Value
GBV represents the dollar value of bookings on our platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes, and alterations, and is exclusive of tips and Rover’s other ancillary revenue streams. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents, as well as increased provider-set prices, and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period.
The improvement in GBV for the three and nine months ended September 30, 2022 as compared to the same prior year periods was driven by increased prices set by pet care providers across the platform, as well as the continued recovery in travel behavior in our markets, including our international markets.
In the three months ended September 30, 2022, international markets were 8% of GBV compared to just 6% in the same prior year period. In the nine months ended September 30, 2022, international markets were 8% of GBV compared to just 4% in the same prior year period. Both improvements were driven by notable increases in new pet parent acquisitions, especially in Canada and the United Kingdom. We expect the high GBV contribution from new international customers during the nine months ended September 30, 2022 to moderate going forward, as these had benefited from pent-up travel demand dynamics that are more one-time in nature.
Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities, but also pose risks and challenges, including those discussed below. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as Part II, Item 1A of this Quarterly Report titled “Risk Factors.”
Growth of our Base of Pet Parents
Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers, as new pet parent acquisition is an important driver of future revenue. We drive pet parents to our platform through word of mouth, as well as from a variety of paid marketing channels such as paid search, social media, video, and other online and offline channels, including distribution partnerships. For example, starting in October 2022, we entered a new distribution channel in the employer sponsored back-up care space. This partnership provides employees who have employer sponsored child care benefits the opportunity to use those benefits to book pet care services on Rover. We believe it provides a positive incentive for both new and repeat bookings, and is an example of the type of distribution partnerships we may pursue in the future.

Historically, as markets mature, the strength of word-of-mouth pet parent acquisition has increased, and as subsequent repeat transactions with these word-of-mouth pet parents occur, our marketing spend as a percentage of revenue has decreased. During 2020 and 2021, we significantly reduced marketing expenses, but have since have increased our investments in marketing. As a result of the increased marketing investments during 2022, which modestly increased our marketing spend as a percentage of revenue during the nine months ended September 30, 2022 from the decreasing amounts during 2020 and 2021, the ratio of new word-of-mouth bookings to new paid marketing bookings decreased.
Currently, we are focused on the return of video, social media, and similar marketing channels and plan to increase our marketing investment in these channels during the fourth quarter of 2022. In the first half of the third quarter of 2022, we pulled back or paused marketing tests in response to the pandemic wave and elevated cancellation rates. However, during the second half of the third quarter of 2022, as cancellation rates moderated, we resumed a number of marketing tests. As a result, while on an absolute dollar basis we expect marketing spending to be higher in the second half of 2022 when compared to the first half of 2022, we do expect it to be a lower percentage of revenue when compared to the first half of 2022.
Repeat Booking Activity
Our aim when we attract a new pet parent is to continue to generate bookings from that pet parent. We define a repeat pet parent as any pet parent that has an incremental booking beyond their first. As these pet parents return to the platform, we see an overall increase in repeat bookings. In the three months ended September 30, 2022, repeat bookings as a percentage of total bookings was 82%, compared to 80% in the same prior year period. While higher new pet parent acquisition during the COVID-19 pandemic drove down the ratio of repeat pet parents to new pet parents, we believe this ratio highlights the future potential of our existing pet parent base to return as the marketplace continues to scale. We believe this ratio will climb back towards a mid to high 80% range, though repeat bookings from these pet parents may never recover to pre-COVID-19 levels.
We may see a change in the percentage of bookings from repeat pet parents over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our repeat bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results.
Investing in Growth
We have invested, and plan to continue investing, in new markets and new service offerings. We believe that we can further expand services to new markets within our existing geographies by carefully targeting locations with high expected demand. We also believe there is an opportunity to expand services outside of our existing geographic locations into other countries and regions where the spend per pet is attractive. As we expand to new markets, we may invest more heavily in product development and marketing, with expectations of a slightly extended return on investment target period in order to accelerate growth in each new market.
Our growth strategy includes evaluating acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results. For example, we recently acquired an early-stage company that operates a virtual dog training platform and invested in an early-stage service for pet parents that is complementary to the Company’s current offerings. See Note 4—Business Combinations and Note 6—Investments. In addition, we believe that expanding product and service offerings may help us to better provide value to pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement of existing pet parents.
Availability of Pet Care Providers
Our platform enables pet care providers to list on our marketplace with low startup costs, define the terms and delivery of their services, independently set the prices charged for their services, establish a bookings calendar, schedule and cancel their bookings, communicate and share photos with pet parents, and receive payment from pet parents. We attract pet care providers to our platform primarily by word-of-mouth. To serve pet parents in any given market, we need a density of providers that is sufficient to provide pet parents with options for various services at various price points within an acceptable distance from their home. During certain peak periods, such as holidays, we have faced supply constraints in some markets.
In addition, pet care providers have in the past sourced bookings through our platform and then completed the transaction off of our platform and may continue to do so. We endeavor to reduce this activity through continual improvements to our platform and other offerings, such as the Rover Guarantee, that incentivize pet care providers and pet parents to transact through Rover. In addition, our matching algorithm is designed to identify signals of high quality care that are observable from platform transactions, such as repeat booking activity, and to increase the chance that pet care providers exhibiting such signals are featured to pet parents. Despite these attributes, we cannot prevent off-platform transactions entirely.
As of September 30, 2022, we had nearly 320,000 active pet care providers source a booking on our platform, up 36% from September 30, 2021. An active pet care provider is defined as a provider who, in the past six months, has joined the platform for the first time or has serviced at least one booking, and remains available for future bookings. Our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform is an important factor in our ability to serve pet parents and, in turn, the bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results of our business.
Service Booking Mix
Pet care providers set the price for their services offered on our platform. Overnight services are generally set at a higher price point than daytime services. As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the average booking value, or ABV, will fluctuate. We have observed ABV increases since the second quarter of 2021, likely in response to the rising rate of inflation in the markets we serve, as well as a result of the roll out of our extended stay billing feature early in the fourth quarter of 2021. Providers have increased prices particularly for overnight services and for their new pet parents, while retaining relatively lower prices for their legacy pet parents. We have seen the rate of ABV increases moderate since the second quarter of 2022. In the three months ended September 30, 2022, ABV was $142, up 15% from the same prior year period. Approximately two-thirds of this ABV increase was driven by increased pricing set by pet care providers, while the remainder was from a slightly higher number of nights in an average overnight booking. In comparison, ABV in the three months ended September 30, 2021 was up 27% from the three months ended September 30, 2020. While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, pet care providers could increase their prices on our platform to a point that causes pet owner demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition. We expect ABV to grow modestly on a seasonal basis, although the trends and uncertainties addressed in “Impact of Macroeconomic, Geopolitical and Other Trends” could adversely impact ABV growth trends.
We collect GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between the booking and the commencement of service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and for the holidays. GBV has also been impacted by COVID-19, due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other health-related considerations. In the nine months ended September 30, 2022, we saw the lead time between overnight bookings and service of 20 days, compared to 18 days during the same prior year period. In the nine months ended September 30, 2022, on a blended basis across services, we saw lead time between booking and service of 14 days, up from 12 days in the same prior year period.
In the three and nine months ended September 30, 2022, overnight services made up 45% of total bookings, and the remaining 55% was for daytime services. This is compared to 53% of total bookings with overnight services and 47% with daytime services in the three months ended September 30, 2021, and 54% of total bookings with overnight services and the remaining 46% with daytime services in the nine months ended September 30, 2021. Drop-in visits, which we categorize as daytime services, are sometimes substitutes for overnight care, especially with respect to cat care. In the three months ended September 30, 2022, drop-in services made up 24% of total bookings, compared to 22% in the same prior year period. In the nine months ended September 30, 2022, drop-in services made up 23% of total bookings, compared to 20% in the same prior year period.
Of GBV, 69% was with overnight services, and the remaining 31% was with daytime services in the three months ended September 30, 2022. In the nine months ended September 30, 2022, 70% was with overnight services, and the remaining 30% was with daytime services. This is compared to 69% of GBV with overnight services and the remaining 31% with daytime services in the three and nine months ended September 30, 2021.
Cancellation Rates
Bookings and GBV are recorded prior to any cancellation by a pet parent or pet care provider. Because revenue is recognized when a service starts, a change in cancellation rate does not impact recognized revenue but does impact revenue growth rates. However, marketing investments and support costs are incurred ahead of GBV, and thus changes in marketing and support as a percentage of revenue are correlated to changes in cancellation rates.

In 2019, prior to the onset of COVID, our cancellation rate was 9% of GBV, which increased to 21% of GBV in 2020 and 14% of GBV in 2021. Through September 30, 2022, cancellation rates have remained elevated and continued to closely correlate with users on our platform discussing COVID, illness, or similar topics. While rates remained elevated for the three months ended September 30, 2022, the increased cancellation rate trajectory we saw through June and July moderated in the second half of the period. Cancellation rates have also closely correlated with the levels of COVID that are reported in third-party wastewater data, which has been used by public health officials to track the presence of the SARS-CoV-2 virus in wastewater samples across the United States. In the three and nine months ended September 30, 2022, our cancellation rate was 14% of GBV, compared to 15% and 13% of GBV in the three and nine months ended September 30, 2021, respectively.
Earnout and Derivative Warrant Liabilities
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
The Merger was accounted for as a reverse capitalization under GAAP because Legacy Rover has been determined to be the accounting acquirer under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, Caravel was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, our financial statements represent a continuation of the financial statements of Legacy Rover with the Merger treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Rover. See Note 3—Reverse Recapitalization.
At the Closing, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (the “Rover Earnout Shares”) of our Class A common stock subject to the occurrence of certain stock price-based triggers. The triggers with respect to all but 2,192,687 Rover Earnout Shares were met as of September 29, 2021, and 17,540,964 Rover Earnout Shares were issued on October 6, 2021. In addition, Caravel’s sponsor subjected 2,461,627 shares (the “Sponsor Earnout Shares” and, together with the Rover Earnout Shares, the “Earnout Shares”) to vesting and potential forfeiture tied to the same stock-price-based triggers as the Rover Earnout Shares. All but 492,325 of the Sponsor Earnout Shares vested on September 29, 2021.
The Earnout Shares were accounted for as liability classified instruments. The Earnout Shares were measured at Closing, and subsequently measured at each reporting date until settled, or they met the criteria for equity classification. Changes in the fair value were recorded as a component of other income (expense), net in the condensed consolidated statements of operations. Prior to December 31, 2021, the Sponsor Earnout Shares and Rover Earnout Shares were reclassified to equity.
At the Closing, we assumed 2,574,164 private placement warrants (the “Private Warrants”) and 5,500,000 public warrants (the “Public Warrants” and, together with the Private Warrants, the “Warrants”). Each whole warrant entitled the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants were accounted for as liability classified instruments and we concluded that they did not meet the criteria to be classified within stockholders’ equity. The Warrants were measured at Closing, and subsequently measured at each reporting date until settled. Changes in the fair value were recorded as a component of other income (expense), net in the condensed consolidated statements of operations.
In January 2022, we redeemed all of the outstanding Private Warrants held by one of our greater than five percent stockholders, Nebula Caravel Holdings, LLC, the sponsor of Caravel, and Public Warrants. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.2558 shares of Class A common stock per Warrant in lieu of receiving the redemption price of $0.10 per Warrant.
In connection with the redemption, in January 2022, we issued an aggregate of 2,046,220 shares of Class A common stock pursuant to the cashless exercise of the Warrants. Upon each exercise of the Warrants to Class A common stock, the related carrying amount of the Warrant liability was reclassified to stockholders’ equity. In January 2022, a $4.6 million gain in change in fair value was recorded in the statement of operations, and $15.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity. As the Warrants are no longer outstanding, we no longer have to account for the Warrants as a liability or report any charge for the change in fair value after the first quarter of 2022. As a result, this gain in change in fair value of the Warrants will not recur in future periods. See Note 7—Fair Value and Note 13—Stock Warrants for further information.
Public Company Costs
As we grow as a public company, we have incurred, and expect to continue to incur, increased one-time and recurring expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, director fees, additional internal and external accounting, legal, and administrative resources, and increased personnel and stock-based compensation expenses.
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for use of our platform, net of discounts, promotions, sales tax paid on behalf of pet parents, and incentives. We recognize revenue at the start of pet care services being provided under a booking. We also derive revenue from pet care provider onboarding fees in order to be listed on our platform.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to the Rover Guarantee program, and other direct and indirect costs arising as a result of transactions that take place on our platform. We expect our cost of revenue (exclusive of depreciation and amortization shown separately) to vary from period-to-period on an absolute dollar basis, but remain relatively consistent as a percentage of revenue, excluding the impact of internal-use software amortization.
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, as well as third-party costs related to outsourced operations and support providers. This team assists with fraud monitoring and prevention across our marketplace and community support provided via phone, email, and chat to pet parents and pet care providers. This support includes assisting and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities, and information technology expense to operations and support expense based on headcount. We expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best service possible for our users, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing
Marketing expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships, and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs, and display advertising which are focused on pet parent acquisition and brand marketing. Marketing in the near term will decrease as a percentage of revenue relative to investment levels during the first half of 2022 as we enter our seasonally high revenue period and we continue our testing and optimization of advertising expenses.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount related costs for employees in engineering, design and product management, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems. We expect that our product development expenses will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue in the short term as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations.
The costs incurred in the preliminary stages of website and software development related to the platform are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, incremental, and deemed by management to be significant, are capitalized as internal-use software and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over their estimated useful lives. Amortization expense related to capitalized internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in corporate functions, legal settlements, as well as management, accounting, legal, corporate insurance, and other expenses used to run the business. We expect to incur additional general and administrative expenses to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
Depreciation and Amortization
Depreciation and amortization expenses include depreciation of our property and equipment, leasehold improvements, and amortization of our intangible assets. Amortization related to our internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
Other Income (Expense), Net
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term and long-term investments.
Interest Expense
Interest expense consists of interest on our borrowing arrangements, including our unsecured letter of credit, and the amortization of debt discounts and deferred financing costs.
Change in Fair Value of Earnout Liabilities
Change in fair value of earnout liabilities consists of the change in fair value of our contingent earnout liability. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Change in Fair Value of Derivative Warrant Liabilities
Change in fair value of derivative warrant liabilities consists of the change in fair value of our Class A common stock warrant liabilities. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments.

Loss from equity method investments
Loss from equity method investments consists of our share of income or loss from our investment in an early-stage service for pet parents that is complementary to our current offerings.
Results of Operations
The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$50,864	$35,153	$122,059	$71,831
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,607	8,036	29,976	18,494
Operations and support	7,425	4,199	19,265	9,916
Marketing	8,686	6,403	27,044	13,532
Product development	7,100	5,033	20,380	14,586
General and administrative	30,599	8,899	53,616	21,266
Depreciation and amortization	1,561	1,873	4,432	5,572
Total costs and expenses	66,978	34,443	154,713	83,366
(Loss) income from operations	(16,114)	710	(32,654)	(11,535)
Other income (expense), net:
Interest income	1,287	19	2,084	28
Interest expense	(19)	(1,534)	(61)	(2,933)
Change in fair value of earnout liabilities	—	(71,318)	—	(71,318)
Change in fair value of derivative warrant liabilities	—	(12,261)	4,579	(12,261)
Other expense, net	(257)	(116)	(1,045)	(194)
Total other income (expense), net	1,011	(85,210)	5,557	(86,678)
Loss before income taxes and equity method investments	(15,103)	(84,500)	(27,097)	(98,213)
(Provision for) benefit from income taxes	(44)	(36)	172	280
Loss from equity method investments	(325)	—	(325)	—
Net loss	$(15,472)	$(84,536)	$(27,250)	$(97,933)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operations and support	$473	$43	$1,214	$144
Marketing	302	71	858	238
Product development	1,293	287	4,157	981
General and administrative	2,813	593	7,796	1,779
Total stock-based compensation expense	$4,881	$994	$14,025	$3,142

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23	23	24	26
Operations and support	15	12	16	14
Marketing	17	18	22	19
Product development	14	14	17	20
General and administrative	60	25	44	30
Depreciation and amortization	3	5	4	8
Total costs and expenses	132	97	127	117
(Loss) income from operations	(32)	3	(27)	(17)
Other income (expense), net:
Interest income	3	—	2	—
Interest expense	—	(4)	—	(4)
Change in fair value of earnout liabilities	—	(203)	—	(99)
Change in fair value of derivative warrant liabilities	—	(35)	4	(17)
Other expense, net	(1)	—	(1)	—
Total other income (expense), net	2	(242)	5	(120)
Loss before income taxes and equity method investments	(30)	(239)	(22)	(137)
(Provision for) benefit from income taxes	—	—	—	—
Loss from equity method investments	—	—	—	—
Net loss	(30)%	(239)%	(22)%	(137)%
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenue	$50,864	$35,153	$15,711	45%	$122,059	$71,831	$50,228	70%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in revenue was primarily due to a 18% increase in the number of bookings on our platform as a result of increased repeat bookings as well as new pet parent growth, including in our international markets. The increase was also due to a 15% increase in ABV driven by increases in average price per service set by pet care providers on the platform and lower cancellations, as well as higher provider onboarding revenue from an increase in pet care provider applications.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in revenue was primarily due to a 38% increase in the number of bookings on our platform as a result of continued recovery from the COVID-19 pandemic as well as new pet parent growth, including in our international markets. The increase was also due to a 18% increase in ABV driven by increases in average price per service set by pet care providers on the platform, as well as higher provider onboarding revenue from an increase in pet care provider applications.

Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$11,607	$8,036	$3,571	44%	$29,976	$18,494	$11,482	62%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 45% increase in revenue. The increase includes a $1.8 million increase in merchant fees, a $0.9 million increase in provider onboarding fees, and a $0.3 million increase in treat and trainer costs associated with our virtual dog training platform. These increases were driven by changes in demand for our platform as illustrated by the 36% increase in GBV. Amortization of internal-use software remained relatively flat as compared to the third quarter of 2021.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 70% increase in revenue. The increase includes a $5.8 million increase in merchant fees, a $2.4 million increase in provider onboarding fees, a $1.3 million increase in customer claim costs related to the Rover Guarantee program, a $1.2 million increase in hosting and technology platform costs, and a $0.3 million increase in treat and trainer costs associated with our virtual dog training platform. These increases were driven by an increase in demand for our platform as illustrated by the 63% increase in GBV and related platform activity. Amortization of internal-use software remained relatively flat year over year.

Operations and Support

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Operations and support	$7,425	$4,199	$3,226	77%	$19,265	$9,916	$9,349	94%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in operations and support expenses was the result of a $2.1 million increase in personnel-related costs and a $0.3 million increase in third-party costs related to outsourced support providers for the operations and support team in order to provide an appropriate level of staffing. The increase was also driven by a $0.4 million increase in stock-based compensation expense related to the continued granting of restricted stock units and a $0.3 million increase in the allocation of overhead costs due to an 88% increase in headcount.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in operations and support expenses was the result of a $5.4 million increase in personnel-related costs for the operations and support team related to an increase in demand on the platform as the business recovered from the pandemic, as well as a $1.8 million increase in third-party costs related to outsourced support providers in response to increased demand for our platform, as illustrated by the 38% increase in the number of bookings and related platform activity. The increase was also driven by a $0.9 million increase in the allocation of overhead costs due to a 113% increase in average headcount and a $1.1 million increase in stock-based compensation expense related to the continued granting of restricted stock units.

Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Marketing	$8,686	$6,403	$2,283	36%	$27,044	$13,532	$13,512	100%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in marketing expenses was the result of a $1.6 million increase in advertising expenses as we normalized our marketing investment from our conservative approach during the pandemic, and a $0.4 million increase in personnel-related costs driven by a 26% increase in headcount and an increase in average wages since the third quarter 2021. The increase was also driven by a $0.2 million increase in stock-based compensation expense related to the continued granting of restricted stock units. Marketing expense, as a percentage of revenue, was 17% in the three months ended September 30, 2022, as compared to 18% in the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in marketing expenses was the result of a $11.6 million increase in advertising expenses as we normalized our marketing investment from our conservative approach during the pandemic, a $0.8 million increase in personnel-related costs driven by a 26% increase in average headcount and an increase in average wages from the prior period. The increase was also driven by a $0.6 million increase in stock-based compensation expense related to the continued granting of restricted stock units and a $0.3 million increase in professional fees primarily due to higher public relations costs. As a result of the drivers above, marketing expense, as a percentage of revenue, was 22% in the nine months ended September 30, 2022, as compared to 19% in the nine months ended September 30, 2021.

Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Product development	$7,100	$5,033	$2,067	41%	$20,380	$14,586	$5,794	40%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in product development expenses was primarily due to a $1.4 million increase in stock-based compensation expense related to the continued granting of restricted stock units, a $0.7 million increase in personnel-related costs driven by a 9% increase in headcount and an increase in average wages since the third quarter 2021, a $0.2 million increase in software costs related to maintenance and support and a $0.2 million net increase in third-party costs related to outsourced professionals. These increases were offset by the capitalization of $0.5 million more software development costs driven by higher personnel-related costs, including stock-based compensation expense.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in product development expenses was primarily due to a $3.9 million increase in stock-based compensation expense related to the continued granting of restricted stock units, a $2.2 million increase in personnel-related costs driven by a 17% increase in average headcount and an increase in average wages from the prior period, a $0.6 million net increase in third-party costs related to outsourced professionals, and a $0.5 million increase in software costs related to maintenance and support. These increases were partially offset by the capitalization of $1.1 million more software development costs driven by higher personnel-related costs including stock-based compensation expense, and a $0.4 million decrease in the allocation of overhead costs due to the lower relative increase in average product development headcount.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
General and administrative	$30,599	$8,899	$21,700	244%	$53,616	$21,266	$32,350	152%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in general and administrative expenses was due to an $18.0 million accrual for a binding settlement term sheet (see Note 11—Commitments and Contingencies for more information), a $2.2 million increase in stock-based compensation expense related to the continued granting of restricted stock units, a $1.5 million increase in personnel costs due to a 38% increase in headcount and an increase in average wages since the third quarter 2021 as we support operating as a public company and the expected growth in our business, a $0.3 million increase of insurance expense primarily related to the expansion of our directors and officers insurance policy, and a $0.3 million increase in software costs to support operating as a public company. These increases are partially offset by a $0.6 million decrease in accounting and legal professional services which supported becoming a public company in the third quarter 2021.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in general and administrative expenses was due to an $18.0 million accrual for a binding settlement term sheet (see Note 11—Commitments and Contingencies for more information), a $6.0 million increase in stock-based compensation expense related to the continued granting of restricted stock units, a $3.6 million increase in personnel costs due to a 45% increase in average headcount and an increase in average wages from the prior period as we invest in and support operating as a public company and the expected growth in our business, a $2.7 million increase of insurance expense primarily related to the expansion of our directors and officers insurance policy, and a $1.1 million increase in accounting and legal professional services related to operating as a public company, as well as our acquisitions and investments. The increase was also driven by a $0.8 million increase in software costs to support operating as a public company and an increase of $0.2 million for business-related taxes.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Depreciation and amortization	$1,561	$1,873	$(312)	(17)%	$4,432	$5,572	$(1,140)	(20)%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The decrease in depreciation and amortization was primarily due to certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. DogVacay intangible assets were fully amortized in the first quarter 2022 and certain Barking Dog Ventures intangible assets were fully amortized after the third quarter 2021. Additionally, we began amortizing intangible assets from the acquired early-stage company that operates a virtual dog training platform in the third quarter 2022.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The decrease in depreciation and amortization was primarily due to certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. DogVacay intangible assets were fully amortized in the first quarter 2022 and certain Barking Dog Ventures intangible assets were fully amortized after the third quarter 2021. Additionally, we began amortizing intangible assets from the acquired early-stage company that operates a virtual dog training platform in the third quarter 2022.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest income	$1,287	$19	$1,268	6674%	$2,084	$28	$2,056	7343%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in interest income was driven by an increase in short-term and long-term investments as we built out our investment portfolio in 2022. Additionally, the increase was due to the rising interest rate environment.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in interest income was driven by an increase in short-term and long-term investments as we built out our investment portfolio in 2022 as a result of the net cash proceeds received from the completion of the Merger. Additionally, the increase was due to the rising interest rate environment.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(19)	$(1,534)	$1,515	(99)%	$(61)	$(2,933)	$2,872	(98)%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The decrease in interest expense was primarily the result of not having any outstanding indebtedness during the third quarter 2022 due to the repayment of all of our outstanding debt during the third quarter 2021.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The decrease in interest expense was primarily the result of not having any outstanding indebtedness during the nine months ended September 30, 2022 due to the repayment of all of our outstanding debt during the third quarter 2021.
Change in Fair Value of Earnout Liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Change in fair value of earnout liabilities	$—	$(71,318)	$71,318	(100)%	$—	$(71,318)	$71,318	(100)%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
Following the reclassification all earnout liabilities to equity in the fourth quarter 2021, no subsequent adjustments to fair value were required. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
Following the reclassification all earnout liabilities to equity in the fourth quarter 2021, no subsequent adjustments to fair value were required. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”

Change in Fair Value of Derivative Warrant Liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Change in fair value of derivative warrant liabilities	$—	$(12,261)	$12,261	(100)%	$4,579	$(12,261)	$16,840	(137)%
Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The decrease in the change in fair value of derivative warrant liabilities was driven by the cashless exercise of certain of the previously outstanding Warrants during December 2021 and January 2022, the subsequent issuance of Class A common stock in January 2022, and the redemption of the remaining outstanding Warrants in January 2022. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
We recognized a $4.6 million gain due to the change in the fair value of our Warrants during the period the Warrants were outstanding. The decrease was driven by the cashless exercise of certain of the previously outstanding Warrants during December 2021 and January 2022, the subsequent issuance of Class A common stock in January 2022, and the redemption of the remaining outstanding Warrants in January 2022. See “—Factors Affecting Our Performance—Earnout and Derivative Warrant Liabilities.”

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Other expense, net	$(257)	$(116)	$(141)	122%	$(1,045)	$(194)	$(851)	439%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in other expense, net was driven by a $0.2 million unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in other expense, net was driven by a $1.0 million unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies.

Loss from equity method investments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Loss from equity method investments	$(325)	$—	$(325)	100%	$(325)	$—	$(325)	100%

Three Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in loss from equity method investments was driven by a $0.3 million loss related to our investment during the three months ended September 30, 2022 in an early-stage service for pet parents that is complementary to our current offerings.
Nine Months Ended September 30, 2022 Compared with the Same Period in 2021
The increase in loss from equity method investments was driven by a $0.3 million loss related to our investment during the nine months ended September 30, 2022 in an early-stage service for pet parents that is complementary to our current offerings.

Non-GAAP Measures
To supplement our condensed consolidated financial statements prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Contribution, Contribution margin, and Non-GAAP operating expenses (collectively, the “Non-GAAP Financial Measures”), each as defined below. We provide a reconciliation of the Non-GAAP Financial Measures to their most directly comparable GAAP financial measures in tabular form below. The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. The Non-GAAP Financial Measures have limitations as an analytical tool, which limitations are described below, and you should not consider them in isolation, or as a substitute for, GAAP financial measures.

We use the Non-GAAP Financial Measures to evaluate the health of our business, measure our operating performance, identify trends, prepare financial forecasts and make strategic decisions, including those related to operating expenses, and as a means to evaluate period-to-period comparisons. We consider the Non-GAAP Financial Measures to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
We believe that these Non-GAAP Financial Measures, when taken together with their corresponding comparable U.S. GAAP financial measure, provide meaningful supplemental information to investors as they provide a basis for period-to-period comparisons of our business by excluding the effect of certain non-cash and cash gains, expenses, losses and variable charges that may not be indicative of our recurring core business, results of operations, or outlook. We believe these Non-GAAP Financial Measures are useful to investors because they (1) allow for greater transparency with respect to key metrics used by management in its financial, operational and strategic decision-making and in assessing the health of our business and our operating performance, (2) are used by our institutional investors and the analyst community to help them analyze the health of our business, (3) allow investors and others to understand and evaluate our operating results in the same manner as our management and board of directors, and (4) provide a reasonable basis for comparing our ongoing results of operations and those of other companies.
Examples of the limitations of the Non-GAAP Financial Measures include:
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA excludes certain restructuring and acquisition and merger-related charges, some or all of which may be settled in cash;
•Adjusted EBITDA and non-GAAP operating expenses exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business as we grow as a company and an important part of our compensation strategy;
•Adjusted EBITDA does not reflect the components of other income (expense), net, which consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investment, or our share of income or loss from our investment in an early-stage service for pet parents that is complementary to our current offerings;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA and non-GAAP general and administrative expense exclude certain legal settlements that may reduce cash available to us;
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
The Non-GAAP Financial Measures are not indicative of our overall results, an indicator of past or future financial performance, a financial measure of total company profitability, and are not intended to be used as a proxy for total company profitability nor imply profitability for our business. Also, in the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
Beginning with the periods covered by this quarterly report, we have redefined Adjusted EBITDA and Non-GAAP general and administrative expense to omit the impact of certain legal settlements, including the accrual for the binding settlement term sheet referred to in Note 11— Commitments and Contingencies. Legal settlement amounts were immaterial during the three and nine months ended September 30, 2021. We believe the adjustments described above are useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Adjusted EBITDA and non-GAAP general and administrative expense amounts.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as investment impairment, restructuring costs, certain acquisition and merger-related costs and transaction-related expenses, and certain legal settlements. Adjusted EBITDA margin as presented below is Adjusted EBITDA for a period divided by revenue for the same period.
The following table presents a reconciliation of Adjusted EBITDA from net loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for percentages)
Revenue	$50,864	$35,153	$122,059	$71,831
Adjusted EBITDA reconciliation:
Net loss	$(15,472)	$(84,536)	$(27,250)	$(97,933)
Add (deduct):
Depreciation and amortization (1)	3,309	3,638	9,634	10,815
Stock-based compensation expense (2)	4,881	994	14,025	3,142
Interest expense	19	1,534	61	2,933
Interest income	(1,287)	(19)	(2,084)	(28)
Change in fair value, net (3)	—	83,579	(4,579)	83,579
Other expense, net	257	116	1,045	194
Income tax expense (benefit)	44	36	(172)	(280)
Loss from equity method investments	325	—	325	—
Acquisition and merger-related costs (4)	168	1,280	658	2,336
Legal settlements (5)	18,000	—	18,000	—
Adjusted EBITDA	$10,244	$6,622	$9,663	$4,758
Net loss margin (6)	(30)%	(239)%	(22)%	(137)%
Adjusted EBITDA margin (7)	20%	19%	8%	7%
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
(5)Legal settlements includes the amount we accrued for a binding settlement term sheet executed in October 2022.
(6)Net loss margin is net loss divided by revenue.
(7)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue.
Contribution and Contribution Margin
We define Contribution as revenue less cost of revenue (exclusive of depreciation and amortization shown separately), adjusted to exclude amortization of internally developed software from cost of revenue (exclusive of depreciation and amortization shown separately). Contribution margin is calculated by dividing Contribution for a period by revenue for the same period.
The following table presents a reconciliation of Contribution from revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except for percentages)
Revenue	$50,864	$35,153	$122,059	$71,831
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(11,607)	(8,036)	(29,976)	(18,494)
Adjusted to exclude the following (as related to Cost of revenue (exclusive of depreciation and amortization shown separately)):
Internally developed software amortization	1,749	1,765	5,202	5,242
Non-GAAP Contribution	$41,006	$28,882	$97,285	$58,579
Non-GAAP Contribution margin	81%	82%	80%	82%
Non-GAAP Operating Expenses
Operating expenses are defined as operations and support expense, marketing expense, product and development expense, and general and administrative expense. We define Non-GAAP operating expenses as operating expenses excluding the non-cash expenses arising from the grant of stock-based awards, and in the case of non-GAAP general and administrative expense, excluding certain legal settlements. These non-GAAP operating expenses are also presented as a percentage of revenue, which is calculated by dividing the specific non-GAAP operating expense for a period by revenue for the same period.
The following table presents a reconciliation of Non-GAAP operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$50,864	100%	$35,153	100%

Operations and support expense	$7,425	15%	$4,199	12%
Less: Stock-based compensation expense	(473)	(1)	(43)	—
Non-GAAP Operations and support expense	$6,952	14%	$4,156	12%

Marketing expense	$8,686	17%	$6,403	18%
Less: Stock-based compensation expense	(302)	(1)	(71)	—
Non-GAAP Marketing expense	$8,384	16%	$6,332	18%

Product development expense	$7,100	14%	$5,033	14%
Less: Stock-based compensation expense	(1,293)	(3)	(287)	—
Non-GAAP Product development expense	$5,807	11%	$4,746	14%

General and administrative expense	$30,599	60%	$8,899	25%
Less: Stock-based compensation expense	(2,813)	(6)	(593)	(1)
Less: Legal settlements	(18,000)	(35)	—	—
Non-GAAP General and administrative expense	$9,786	19%	$8,306	24%

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$122,059	100%	$71,831	100%

Operations and support expense	$19,265	16%	$9,916	14%
Less: Stock-based compensation expense	(1,214)	(1)	(144)	—
Non-GAAP Operations and support expense	$18,051	15%	$9,772	14%

Marketing expense	$27,044	22%	$13,532	19%
Less: Stock-based compensation expense	(858)	(1)	(238)	—
Non-GAAP Marketing expense	$26,186	21%	$13,294	19%

Product development expense	$20,380	17%	$14,586	20%
Less: Stock-based compensation expense	(4,157)	(4)	(981)	(1)
Non-GAAP Product development expense	$16,223	13%	$13,605	19%

General and administrative expense	$53,616	44%	$21,266	30%
Less: Stock-based compensation expense	(7,796)	(6)	(1,779)	(3)
Less: Legal settlements	(18,000)	(15)	—	—
Non-GAAP General and administrative expense	$27,820	23%	$19,487	27%
Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of September 30, 2022, we had $65.5 million of cash and cash equivalents, $169.1 million in short-term investments, and $31.0 million in long-term investments. Additionally, these amounts do not include funds of $49.6 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities. The balance of our cash and cash equivalents and investments as of September 30, 2022 as compared to June 30, 2022 was impacted by the timing of payments between us and our payment processor at the end of the second quarter of 2022 and a seasonal impact of working capital due to the Fourth of July holiday.

As a result of the repayments and terminations of our credit facilities and Paycheck Protection Program Promissory Note and Agreement during the year ended December 31, 2021 as discussed in Note 10—Debt, we no longer have any outstanding debt or existing credit agreements.

Since inception, we have incurred operating losses. We have incurred negative annual operating cash flows until the year ended December 31, 2021, and have financed our operations through the sale of equity securities, the incurrence of debt, and the cash proceeds from the merger with Caravel. For the nine months ended September 30, 2022, we incurred operating losses of $32.7 million and had negative operating cash flows of $5.8 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future and operating cash flows could fluctuate from positive to negative from quarter to quarter or year to year. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents and investments, combined with any cash flows from operations, will be sufficient to fund our operations through September 30, 2023 and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenue and the impact of the COVID-19 pandemic, macroeconomic and geopolitical conditions, and other factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

Our material cash requirements from known contractual and other obligations as of September 30, 2022 primarily relate to lease obligations. See Note 11—Commitments and Contingencies for a discussion of our lease obligations and other commitments. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of September 30, 2022, we had $13.3 million in non-cancelable commitments, with varying expiration terms through June 30, 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. We anticipate long-term cash uses may also include strategic acquisitions or investments.

As discussed in Note 11—Commitments and Contingencies, we recently entered into a binding settlement term sheet with the named plaintiff in the case captioned Melanie Sportsman v. A Place for Rover, Inc. pursuant to which we will make a total settlement payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. This settlement payment is expected to be paid from existing cash and cash equivalents and investments once approved by the court.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,838)	$20,606
Investing activities	(210,112)	(5,147)
Financing activities	2,741	194,035
Effect of foreign exchange on cash, cash equivalents and restricted cash	(177)	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(213,386)	$209,479
Operating Activities
Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2022. The most significant non-cash components of our cash provided by operations was stock-based compensation of $14.0 million, depreciation and amortization of $9.6 million, $2.1 million of non-cash operating lease costs, partially offset by a net loss of $27.3 million which included a non-cash gain related to the change in fair value of derivative warrant liabilities of $4.6 million. These non-cash amounts were offset by a cash inflow of $0.7 million attributable to changes in operating assets and liabilities. The cash inflow of $0.7 million was a result of an inflow of $9.7 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from pet parents in advance of revenue recognition and an inflow of $17.8 million in accrued expenses and other current liabilities primarily due to an $18.0 million accrual for a binding settlement term sheet. These inflows were partially offset by a $23.5 million outflow in accounts receivable due to the timing of funds received from our payment processer and a $2.4 million outflow in operating lease liabilities. The remaining $1.0 million change within changes in operating assets and liabilities was across the remaining line items.
Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2021. The most significant component of our cash provided by operations was a net loss of $97.9 million which included non-cash expense related to the change in fair value of earnout and warrant liabilities of $83.6 million, depreciation and amortization totaling $10.8 million, stock-based compensation of $3.1 million and $1.5 million of non-cash operating lease costs. Additionally, operating assets and liabilities increased primarily as a result of an increase of $25.3 million in deferred revenue, pet parent deposits, and pet care service provider liabilities due to increased payments received from pet parents in advance of revenue recognition.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $210.1 million, which was primarily driven by our purchase of available-for-sale securities of $252.3 million, an investment of $5.7 million related to a business acquisition, an investment in internal-use software of $5.8 million associated with new product development and technology enhancements, an investment of $1.3 million in the form of convertible notes to invest in an early-stage service for pet parents that is complementary to our current offerings, and the purchase of property and equipment of $0.4 million for computers and peripheral equipment to support the 58% increase in average total headcount as compared to the third quarter of 2021. This was partially offset by $55.4 million of maturities of available-for-sale securities.
Net cash used in investing activities for the nine months ended September 30, 2021 was $5.1 million, which was primarily driven by our investment in internal-use software of $4.6 million and purchase of property and equipment of $0.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.7 million, which was primarily driven by $5.0 million of proceeds from the exercise of stock options partially offset by $2.2 million of tax payments related to the settlement of equity awards.
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

Business Combinations

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

Loss Contingencies

From time to time, we are or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other types of claims, class action and representative lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the condensed consolidated financial statements. We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Except as described above, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to various market risks in the ordinary course of our business. These risks primarily include interest rate risk, investment risk, foreign currency translation and transaction risk, and inflation risk as discussed below.
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
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of September 30, 2022 and December 31, 2021, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
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
For bookings made on our platform outside of the United States, we collect and hold the gross booking value denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies, when possible. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we have recorded $0.2 million and $1.0 million, respectively, in foreign currency losses. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. A rise in pet care provider initiated prices has had the impact of higher revenues given our take rate structure. However, increased inflationary pressures could pose risks in three areas of our business. First, our cost structure has increased due to higher wages over the past year and could increase further due to increased prices from vendors. Second, pet care providers could increase prices on the platform so much that pet owner demand and bookings decline. Third, the overall price of travel could increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding these material weaknesses, management has concluded that the condensed consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.
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

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2022.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, including our recent binding settlement term sheet with the named plaintiff in the case captioned Melanie Sportsman v. A Place for Rover, Inc., see Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 37 and our unaudited condensed consolidated financial statements and related notes beginning on page 7, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

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

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s medium- to long-term impact on our business, operating results and financial condition. The extent of the longer term impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, the development, severity and transmissibility of novel strains of the COVID-19 virus, such as the Delta and Omicron variants and sub-variants, any non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, impacts on travel or work behavior, the impact on capital and financial markets and on the United States and global economies, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of local, national and international travel restrictions, any risk or perceived risk that pets may be a vector for COVID-19, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we have since achieved record quarterly highs for new and repeat bookings and GBV, we continue to see demand adversely impacted as a result of each COVID wave or variant and cancellation rates that remain elevated compared to pre-pandemic levels. Despite achieving increases in revenue, GBV and new and repeat bookings in the three and nine months ended September 30, 2022 as compared to the three and nine months ended June 30, 2021, the effect and extent of the impacts of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, operating results, financial condition and prospects.

We recently adopted a remote-first work policy with department-level determination of in-office work requirements. While we will maintain office space for employees to work, learn and collaborate, most of our employees and many pet parents are still working remotely and these arrangements, especially if maintained over the long-term, could have a number of materially negative impacts on our business, including:
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

Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics, sustained levels of increased inflation, rising interest rates, lower consumer confidence, geopolitical instability or economic uncertainty, could materially adversely affect our business, results of operations, and financial condition

Our financial performance is substantially dependent on the strength of the travel and pet care services industries. In addition to the impacts of COVID-19 as discussed elsewhere in this report, other events beyond our control can result in declines in travel or continued work-from-home policies. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Further, rising inflation and interest rates, a strengthening U.S. dollar, lower consumer confidence, depressed consumer spending, an economic downturn, volatility in the stock market, and delays, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet owner demand declines, and the overall price of travel could increase to a degree that demand for pet care services declines. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, lower consumer confidence, depressed consumer spending, changes in monetary or fiscal policy, volatility due to geopolitical instability, such as the Russian invasion of Ukraine, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition.

We have incurred net losses in each year since inception and may not be able to achieve profitability.

As of September 30, 2022, we had an accumulated deficit of $347.6 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Over time, we have begun to reinvest in our business and have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we recently consummated a small acquisition of an early-stage company that operates a virtual dog training platform and made a small investment in another early-stage company with a complementary service offering. Especially in light of the COVID-19 pandemic, we may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve profitability.

Our historic revenue growth rate has slowed over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased 49% from 2019 due to the COVID-19 pandemic. Although 2021 revenue exceeded 2019 levels and growth in the first nine months of 2022 has been strong despite the continued adverse impacts of the COVID-19 pandemic, such growth may again reverse or slow due to decreased demand or elevated cancellation rates resulting from novel strains of the COVID-19 virus or non-COVID illnesses resulting from reduced immunity caused by social distancing during the pandemic, low vaccination rates, seasonal variations, or negative impacts on travel, the pet care industry or the economy due to general economic conditions, sustained levels of increased inflation (including inflation related to the prices charged by pet care providers on our platform), rising interest rates, lower consumer confidence, depressed consumer spending, changes in monetary or fiscal policy, increased fuel costs, or geopolitical events related to the ongoing Russian invasion of Ukraine and its resulting impacts on energy and commodity prices. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the average booking value and our take rates, the frequency with which pet parents seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence and spending, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. A softening of demand, especially in the acquisition of new pet parents which is an important driver of future revenue, may be caused by events outside of our control, such as COVID-19, other non-COVID illnesses or health-related events, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter of 2022 and continuing through October, we are seeing the Google query volume for some key terms, which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, but still significantly above 2019 levels. Moreover, while average booking values have increased since the second quarter of 2021, likely in response to the rising rate of inflation, which has helped drive revenue growth, the rate of increases has moderated since the second quarter of 2022, which may impact future revenue growth.

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

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have, or have announced plans to, disable or block tracking technologies (also known as cookies) which, if widely adopted, could also result in online tracking methods becoming significantly less effective. For example, some of our marketing measurement and targeting tools, as well as those used by our media partners, rely on third-party cookies. As access to user cookies is restricted, we may lose the ability to target our advertisements and measure their effectiveness. As a result, the ability of our media placements to reach their intended audiences may be reduced. As we may lose some or all of our ability to measure the effectiveness of these advertisements, we may reduce or completely eliminate spending on the affected marketing channels which could reduce our ability to effectively or efficiently acquire new customers. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services in ways that could reduce the efficiency of our marketing efforts and our access to data about the use of our platform. Limits to our use of these technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain pet care providers and pet parents on cost-effective terms. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

If we fail to retain existing pet care providers or attract new pet care providers, or if pet care providers fail to provide high-quality offerings, our business, operating results and financial condition would be materially adversely affected.

Pet care providers have a range of options for offering their services. They may advertise their offerings in multiple ways that may or may not include our platform. Some pet care providers have chosen to cross-list their offerings on other platforms, which reduces the availability of such offerings on our platform. When offerings are cross-listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book with competitors, which could materially adversely affect our business, operating results and financial condition. Additionally, certain pet parents reach out to pet care providers (and vice versa) and incentivize them to book directly with them and bypass our platform, which reduces the use of our platform. Some pet care providers may choose to stop offering services all together for a variety of reasons, including work obligations or health concerns. In addition, pet care providers have in the past sourced bookings through our platform and then completed the transaction off of our platform and may continue to do so. We endeavor to reduce this activity through continual improvements to our platform and other offerings, such as the Rover Guarantee, that incentivize pet care providers and pet parents to transact through Rover. In addition, our matching algorithm is designed to identify signals of high quality care that are observable from platform transactions, such as repeat booking activity, and to increase the chance that pet care providers exhibiting such signals are featured to pet parents. Despite these attributes, we cannot prevent off-platform transactions entirely. A change in our ability to attract pet care providers to our platform, enable them to generate income, and dissuade them from sourcing bookings off our platform could negatively impact our ability to provide sufficient offerings to attract and serve pet parents and, in turn, have a significant negative impact on our GBV, bookings, revenue, operating results and financial condition.

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

If we fail to retain existing pet parents or attract new pet parents, or if pet parents fail to receive high-quality offerings, our business, operating results and financial condition would be materially adversely affected.

Our success depends significantly on retaining existing pet parents and attracting new pet parents to use our platform, increasing the number of repeat bookings that pet parents make and attracting them to different types of service offerings on our platform. Pet parents have a range of options for meeting their pet care needs and may choose to arrange for pet care services with pet care providers outside of our platform. Our ability to attract and retain pet parents could be materially adversely affected by a number of factors, such as:
•pet care providers failing to provide differentiated, high-quality and adequately available pet care services at competitive prices;
•increasing prices set by pet care providers;
•the fees we charge to pet parents for use of the platform;
•taxes;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•the COVID-19 pandemic or other pandemics or health concerns and their impact on pet parents;
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, lower consumer confidence and depressed consumer spending, outside of our control affecting travel or business activities generally;
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

We use proprietary Rover matching algorithms in an effort to maximize pet parent and pet care provider satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet care providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, which could affect our ability to improve our algorithms and maintain, market and scale our platform effectively.

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

Currently, our primary competition is from the friends, family and neighbors to whom pet parents often turn for pet care services within their personal networks. Given that online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving, reliance on personal networks is still prevalent. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local pet parents and pet care providers and larger existing user bases in certain markets, more successful marketing capabilities and substantially greater financial, technical and other resources than we have. Competitors may be able to provide pet parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or pet care provider and pet parent requirements or preferences.

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

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, some of which are under our direct control that we may not execute effectively to retain prominent enough search rankings, but many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Any reduction in the number of pet care providers and pet parents directed to our platform due to search engines ranking our listings lower than they currently do could adversely affect our business, financial condition and operating results.

Further, we have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. A critical factor in attracting pet care providers and pet parents to our platform has been how prominently offerings are displayed in response to search queries for key search terms. The success of pet care services logistics and our brand has at times led to increased costs for relevant keywords as our competitors competitively bid on our keywords, including our brand name. However, we may not be successful in our efforts to drive traffic growth cost-effectively. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, our business, operating results and financial condition could be materially adversely affected.

Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage our brand, thereby harming our ability to compete effectively and could materially adversely affect our business, operating results and financial condition.

Maintaining and enhancing our brand reputation is critical to our ability to attract pet care providers, pet parents and employees, to compete effectively, to preserve and deepen the engagement of our existing pet care providers, pet parents and employees, to maintain and improve our standing in the communities where pet care providers operate, including our standing with community leaders and regulatory bodies, and to mitigate legislative or regulatory scrutiny, litigation and government investigations. We are heavily dependent on the perceptions of pet care providers and pet parents who use our platform to help make word-of-mouth recommendations that contribute to our growth. Negative perception of our platform or company may harm our reputation, brand and local network effects and could potentially lead to increased regulatory or litigation exposure, including as a result of:
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

Our screening processes rely on, among other things, information provided by pet care providers and pet parents, the ability to validate that information, the accuracy, completeness and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area, such as relating to data privacy, data protection and criminal background screening, and the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. These processes are beneficial, but not exhaustive and have limitations. If the background checks or identity verification checks are, or are perceived to be, inaccurate, insufficiently inclusive of relevant records or otherwise inadequate or below expectations, pet care providers who otherwise would be barred from using our platform may be approved to offer services via our platform and some pet care providers may be inadvertently excluded from our platform. There can be no assurances that the screening measures we use will significantly reduce criminal or fraudulent activity on our platform.

In addition, we have not undertaken in the past and may not undertake in the future to independently verify the safety, suitability, location, quality, compliance with our policies or standards or legal compliance, of all pet care providers’ offerings for individual pets and pet parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of pet care provider qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by pet care providers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we have not in the past taken and may not in the future take steps to re-verify or re-screen pet care provider qualifications or offerings following initial review. We have relied in the past and may continue in the future to rely on pet care providers and pet parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from pet care providers and pet parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual pet care providers or pet parents or may not sufficiently address those risks.

We also have faced or may face civil litigation, regulatory investigations and inquiries involving allegations of, among other things, unsafe or unsuitable offerings, discriminatory policies, data processing, practices or behavior on and off our platform or by pet care providers, pet parents and third parties, general misrepresentations regarding the safety or accuracy of offerings on our platform and other pet care provider, pet parent, or third-party actions that are criminal, violent, inappropriate, dangerous, or fraudulent. While we recognize that we need to continue to build trust and invest in innovations that will support trust when it comes to our policies, tools and procedures to protect pet care providers, pet parents and the communities in which pet care providers operate, we may not be successful in doing so. Similarly, offerings that are inaccurate, of a lower than expected quality, or that do not comply with our policies may harm pet parents and public perception of the quality and safety of offerings on our platform and materially adversely affect our reputation, business, operating results and financial condition.

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

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our operating results, Adjusted EBITDA and key business metrics such as bookings and GBV, which we expect to continue and which may become more extreme. In addition, our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control such as the impacts resulting from the COVID-19 pandemic. As a result, we may not accurately forecast our operating results. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

We base our decisions regarding expenditures in new pet parent acquisition in part on our analysis of the GBV generated from pet parents that we acquired in prior periods. Our estimates and assumptions may not accurately reflect future results and we may not be able to recover pet parent acquisition costs.

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

Risks Related to Regulation and Taxation

If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected.

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and administrative audits, and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. We may also become subject to similar claims and audits in Canada, the United Kingdom and Europe, or other international geographies where we may offer our platform in the future.

For example, representative actions, including actions under California’s Private Attorney General Act, or PAGA, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, Melanie Sportsman v. A Place for Rover, Inc., the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff appealed the court’s dismissal to the United States Court of Appeals for the Ninth Circuit. On October 20, 2022, we entered into a binding settlement term sheet with the named plaintiff pursuant to which we will make a total payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. The settlement terms do not require us to reclassify pet care providers in California as employees, and in agreeing to the settlement terms we are not admitting any wrongdoing or liability. See Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a more detailed discussion of the representative actions.

In addition, we are currently involved in administrative audits with state employment agencies, including audits related to pet care provider classification. For example, the Washington Department of Labor & Industries, or L&I, opened an audit that resulted in a determination that pet care providers who use the Rover platform are “covered workers” for purposes of workers compensation coverage and made an assessment against us for alleged premium contributions, penalties, and interest owed for calendar year 2017. We have prevailed on three successive appeals of this assessment, most recently to Washington Superior Court, which affirmed a board decision that sitters who use the Rover platform are, at most, independent contractors. L&I has appealed the prior decisions in our favor to the Washington Court of Appeals. Recently, L&I opened a second workers’ compensation audit covering the second quarter of 2019 through the first quarter of 2022. This second audit is on hold pending the outcome of the 2017 assessment appeal.

The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors, and we intend to continue to defend ourselves vigorously in these matters. Nevertheless, there can be no guarantee that our defenses will be successful in all jurisdictions, and pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.”
In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. While we believe that pet care providers who use the Rover platform fall within such exemption, interpretation or enforcement of the exemption varies. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such exemptions and which, if applied to our platform, could adversely impact our platform’s availability and our business.
The costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) and governmental audits relating to the classification of pet care providers have been and may continue to be material to our business. Furthermore, costs and impacts to our business resulting from changes we may make to our platform and operations in order to ensure compliance with evolving legal frameworks may become material. For example, as result of the Sportsman binding settlement term sheet, we are reviewing our platform and operations and may make adjustments to bolster the classification of pet care providers who use the Rover platform as independent contractors under those laws.

A reclassification of service providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results, including as a result of:
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
•increasing our cost of doing business to a level that is unsustainable;
•other claims, charges, or proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.

In addition to the harms listed above, a reclassification of pet care providers as employees would require us to significantly alter our existing business model and operations (including by suspending, ceasing or curtailing operations in impacted jurisdictions) and impact our ability to add and retain pet care providers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition and operating results.

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

We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by pet care providers, pet parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to pet care providers and pet parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by pet care providers and pet parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal or amendment of CDA Section 230, that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

We include arbitration and class action waiver provisions in our terms of service with the pet parents and pet care providers that use our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. Frequent reliance on arbitration provisions could also subject us to mass arbitration actions. In order to minimize these risks, we may choose to limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.

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

We are required to comply with economic and trade sanctions and export controls administered by governments where we operate, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Office of Foreign Assets Control, or OFAC, and the U.S. Department of Commerce), the Council of the European Union and the Office of Financial Sanctions Implementation of His Majesty’s Treasury in the United Kingdom, or OFSI. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals, or SDN List), subject to EU/UK asset freezes, or other sanctions measures. For example, as a result of Russia’s military action in Ukraine, governmental authorities in the United States, the European Union, and the United Kingdom, among others, launched an expansion of coordinated sanctions and export control measures, including sanctions against certain individuals and entities and prohibiting or limiting certain financial and commercial transactions. Any future economic and trade sanctions imposed in jurisdictions where we have significant business could materially adversely impact our business, operating results and financial condition.

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

Our business involves the collection, storage, processing and transmission of personal data and other sensitive and proprietary data of pet parents and pet care providers. Additionally, we maintain, and third-party service providers on our behalf maintain, sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information and personal data relating to individuals such as our employees. An increasing number of organizations, including those with significant online operations, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We, and our third-party service providers, have experienced and may in the future experience such attacks. In addition, these incidents can originate on our vendors’ websites, which can then be leveraged to access our website, further preventing our ability to successfully identify and mitigate the attack.

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

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Bad actors using stolen credentials have directly targeted and may continue to directly target users of our platform with attempts to breach their Rover accounts, which can result in takeovers of their accounts for the purpose of perpetrating fraud against them, other users, or our platform. Users of our platform have experienced, and may continue to experience, incidents of fraud on our platform involving credential stuffing attacks and account takeovers, which we may not be able to detect or prevent. Victims of such takeovers may seek recovery from us or we may offer reimbursement of funds lost through fraud, and we have incurred and may continue to incur losses from claims by pet parents and pet care providers, which losses may be substantial. The ability of bad actors to cause an account takeover exposes us to financial fraud risk, including costly litigation, which is difficult to fully mitigate. We have taken and continue to take measures to detect and prevent account takeovers and fraud, but these measures need to be continually improved and may add friction to our booking process, which could adversely impact bookings. These measures may also not be effective against fraud and illegal activities, particularly given new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition could be materially adversely affected.

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies and practices restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and these changes will lead to additional costs and increase our risk exposure. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The United Kingdom’s recent statements about their intent to replace the UK GDPR cast the adequacy determination further into doubt.

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

The CCPA, which went into effect on January 1, 2020, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information, including through user-enabled global privacy controls. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, or the CPRA. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act will take effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act will take effect July 1, 2023, and the Utah Consumer Privacy Act will become effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

Aspects of the interpretation and enforcement of these laws remain uncertain. Comprehensive privacy laws have also been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of such laws are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. Current or new laws or regulations, or evolving interpretations of their requirements, may require significant changes to our operations, our security measures and infrastructure, and our platform, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

Additionally, we have incurred and may continue to incur significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. For example, certain laws regulate the use of cookies and other tracking technologies, which could limit the effectiveness of our marketing activities, impact our search engine rankings, divert technology personnel resources, increase costs, and subject us to additional liabilities. Furthermore, publication of our privacy statement and other policies regarding privacy, data protection and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. Such efforts may not be successful or may have other negative consequences. In particular, with such laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. Minor interruptions can result in new pet parent acquisition losses that are never recovered. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Any failure to maintain performance, reliability, speed, security, and availability of our platform, services, and technical infrastructure to the satisfaction of pet parents and pet care providers may harm our business and reputation and our ability to retain existing, and attract new, pet parents and pet care providers.

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

We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. If these companies become unwilling or unable to provide these services to us on acceptable terms, fail to provide us payments owed to us in a timely manner or at all, become insolvent or enter bankruptcy, or regulators take action against them or us, our business may be substantially disrupted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources and may not be as effective, efficient, or well-received by pet care providers and pet parents or adequately address regulatory requirements. Any of the foregoing risks related to third-party payment service providers, including with regard to compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition.

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

If the third parties we rely upon cease to provide access to the third-party software that we, pet parents and pet care providers use, do not provide access to the software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of the software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business. For example, we rely on Google Maps for maps and location data that are core to the functionality of our platform, and telecommunication service providers for voice calls and SMS, and we integrate applications, content and data from third parties to deliver our platform and services. Third-party applications, products and services are constantly evolving and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. If we lose such interoperability, experience difficulties or increased costs in integrating our offerings into alternative devices or systems, or manufacturers or operating systems elect not to include our offerings, make changes that degrade the functionality of our offerings, or give preferential treatment to competitive products, the growth of our community and our business, results of operations and financial condition could be materially adversely affected.

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

Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

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

Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, including Aaron Easterly, our co-founder and chief executive officer, Brent Turner, our chief operating officer and president, and Charlie Wickers, our chief financial officer, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. Our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. For example, on March 1, 2022, Tracy Knox, who served as the chief financial officer of Rover and its subsidiaries since October 2017, indicated her intent to retire as chief financial officer effective September 1, 2022, but will remain employed at-will as an advisor through December 31, 2022 to help with the transition to her successor, Charlie Wickers, who was appointed as chief financial officer effective September 1, 2022. Any other changes in our senior management team or our failure to engage in effective succession planning may be disruptive to our business.

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
•competitive pressures to move in directions that may divert us from our mission, vision and values;
•the impact on employee morale resulting from our recently adopted remote-first work policy;
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

Meeting the support expectations of pet care providers and pet parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, to hire new operations personnel in a manner that keeps pace with our post-2020 business recovery, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. As part of our 2020 workforce reduction, we significantly reduced the number of employees in our support organization and our technology organization, and since the beginning of 2021 it has been necessary to rapidly increase such personnel, which impacts, or could in the future impact, our ability to provide effective support.

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

The majority of our customer contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on these third parties requires that we provide proper guidance and training for our employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls and procedures could materially adversely impact our business. Further, if the third-party service providers terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we may need to find alternate third-party service providers and may not be able to secure similar terms or experience or replace such providers or provide proper guidance and training in an acceptable timeframe, which could adversely impact our ability to timely and appropriately support pet care providers and pet parents.

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

Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We also recently added additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. Certain pet parents, pet care providers, remote employees and third-party customer service support personnel live in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, pet parents, pet care providers, employees, third-party customer service support personnel or the surrounding area. The occurrence of a natural or climate-related disaster such as an earthquake, drought, flood, fire (such as the recent wildfires in Washington and in the western United States and Canada), hurricane, heat wave, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could negatively impact bookings on our platform and cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We have started expanding our presence internationally. We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018. and we may continue to expand our international operations. We are a growing platform with pet care providers in over 28,000 neighborhoods. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•an inability to attract pet care providers and pet parents;
•an inability to effectively scale Rover brand awareness outside the United States;
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

Our executive officers and directors have limited experience in the management of a publicly traded company. For example, our former chief financial officer, Tracy Knox, who was our only executive officer with extensive public company operating experience, resigned from that position effective September 1, 2022. Our management team may not successfully or effectively manage being a public company, and we are subject to significant regulatory oversight and reporting obligations under federal securities laws. Our executive officers’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We have hired, and it is likely we will hire in the future, additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and November 4, 2022, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.14 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•the impact of the COVID-19 pandemic on our business;
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, volatile equity capital markets, changes in monetary and fiscal policy and economic uncertainty and downturns, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
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
•litigation and any related adverse outcomes or settlements involving us, our industry or both;
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

As of November 4, 2022, our executive officers, directors and their affiliates as a group beneficially owned approximately 36.1% of the Class A Common Stock representing approximately 34.0% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 shares of Class A Common Stock that may be issued to former Legacy Rover stockholders upon the Class A Common Stock achieving certain share price milestones pursuant to our Business Combination Agreement with Caravel, or Earnout Shares, unvested RSUs, and options to purchase Class A Common Stock that remain issued and outstanding in addition to equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

Section 22 of the Securities Act of 1933, as amended, or the Securities Act, establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant.

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

Our marketable securities portfolio includes various holdings, types, and maturities. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our condensed consolidated balance sheets at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and credit loss reserves are reported within other income (expense), net in the condensed consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates would adversely impact our interest income.

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
•the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 183,753,167 shares of Class A Common Stock outstanding as of November 4, 2022 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

Certain holders of shares of our Class A Common Stock have rights, subject to some conditions, to require us to file registration statements for the public resale of their Class A Common Stock or to include such shares in registration statements that we may file for us or other stockholders. We have filed a registration statement on Form S-3 to register the resale of shares of our Class A Common Stock by certain of these holders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A Common Stock to decline or be volatile. These holders and our affiliates may also use Rule 144 to sell their shares of our Class A Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
As disclosed in our current report on Form 8-K filed on September 21, 2022, on September 15, 2022, in connection with the effectiveness of new Securities and Exchange Commission rules regarding universal proxy cards, certain recent changes to the Delaware General Corporation Law, and a periodic review of our bylaws, our board of directors adopted amended and restated bylaws to, among other things, enhance the advance notice procedures for stockholder nominations of directors and submission of stockholder proposals (other than proposals to be included in our proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) made in connection with annual and special meetings of stockholders. The Form 8-K’s summary and description of the changes to the advance notice procedures for stockholder nominations of directors in our amended and restated bylaws does not purport to be complete and is qualified in its entirety by reference to, and should be read in conjunction with, the full text of the relevant provisions of our amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on September 21, 2022 (File No. 001-39774)).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).
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

10.1 #
Rover Group, Inc. Outside Director Compensation Policy (as amended) (incorporated by reference to Exhibit 10.1 to Rover Group, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2022 (File No. 001-39774)).

10.2 #
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

Rover Group, Inc.

Date: November 10, 2022	By:	/s/ Charlie Wickers

		Name:	Charlie Wickers
		Title:	Chief Financial Officer
(Duly Authorized Officer)