Form 10-K
period 2022-12-31
ROVER GROUP, INC.
filed 2023-03-09
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s Class A common stock as reported on Nasdaq, was approximately $451.0 million. Shares of common stock beneficially owned by each executive officer and director of the registrant and their affiliated stockholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2023, the registrant had 185,045,456 shares of Class A common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be held on June 15, 2023, which definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement shall not be deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, monetary and fiscal policy changes, any failure to lift the U.S. debt ceiling, stock market volatility, and geopolitical conflicts and economic downturns, and their impact on consumer spending patterns, demand for and pricing on our platform, and our business, operating results and financial condition;
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
•our opportunities and strategies for growth, including investments, partnerships, distribution channels, acquisitions and international markets;
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
•changes in applicable laws or regulations, including with respect to the classification of pet care providers on our platform, taxation, privacy, data protection and information security;
•our ability to stay in compliance with laws and regulations, including with respect to the classification of pet care providers on our platform, taxation, privacy, data protection and information security, that currently apply or may become applicable to our business both in the United States and internationally and our expectations regarding the effects of various existing and developing laws and restrictions that relate to our business;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other important factors, including those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Risks Related to our Business and Industry
•Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, any failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, geopolitical instability or economic uncertainty or recession, could materially adversely affect our business, results of operations, and financial condition.
•We have incurred net losses in each year since inception and may not be able to achieve or sustain annual profitability.
•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results, and financial condition.
•Our revenue may not continue to grow over time and may slow or reverse again in the future.
•Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.
•Online marketplaces for pet care are still in relatively early stages of growth and if demand for them does not continue to grow, grows slower than expected, or fails to grow as large as expected, our business, financial condition, and operating results could be materially adversely affected.
•Our marketing efforts to help grow the business may not be effective.
•Off-platform bookings and payments have had and may continue to have a material adverse effect on our business, operating results and financial condition.
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
•We rely on third-party payment service providers to process payments on our platform. If these third-party payment service providers become unavailable or insolvent or we are subject to increased fees, our business, operating results, and financial condition could be materially adversely affected.
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
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
•Our stockholders may experience significant dilution in the future.

Note Regarding Trademarks and Service Marks

The Rover design logo and the Rover mark appearing in this report are the property of Rover Group, Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this report.

Note Regarding Industry and Market Data

Within this report, we reference information and statistics regarding the travel and pet care industries. We have obtained this information and these statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources, such as Euromonitor International Limited. Some data and other information contained in this report are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and independent sources. Data regarding the industries in which we compete and our market position and market share within these industries are inherently imprecise and are subject to significant business, economic and competitive uncertainties beyond our control, but we believe they generally indicate size, position and market share within this industry. While we believe such information is reliable, we have not independently verified any third-party information. While we believe our internal company research and estimates are reliable, such research and estimates have not been verified by any independent source. In addition, assumptions and estimates of our and our industries’ future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. These and other factors could cause our future performance to differ materially from our assumptions and estimates. As a result, you should be aware that market, ranking and other similar industry data included in this report, and estimates and beliefs based on that data, may not be reliable.

PART I
Item 1. Business.
Overview
Rover exists to give pet parents an alternative to relying on friends and family, neighbors, and commercial providers for pet care. Our online marketplace for pet care aims to match pet parents with pet lovers who provide excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover the right pet care providers, book services, communicate with providers, as well as read and write reviews. Our platform enables pet care providers to independently set pricing, create a profile, manage bookings, communicate with pet parents, define the terms and delivery of their services, and receive payment, all in a simple and cost-effective way. As used in this section, a booking is defined as a single arrangement between a pet parent and pet care provider on the Rover platform, which can be for a single night or multiple nights for overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for daytime services. We discuss bookings information in more detail in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics—Bookings.”
A Place for Rover, Inc., a Delaware corporation and, after the merger described in Note 1 - Organization and Description of Business and Note 3 - Reverse Recapitalization, our wholly owned subsidiary (“Legacy Rover”), was incorporated on June 16, 2011. For a full discussion of the general development of our business and information about our legal predecessor, see “Business—Our History” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 21, 2022, which section is incorporated herein by reference. During 2022, we introduced virtual dog training through the acquisition of GoodPup, an early-stage company that operates a virtual dog training platform (see Note 4 - Business Combination), and invested in an early-stage service for pet parents that is complementary to our current offerings (see Note 6 - Investments).
Unless the context requires otherwise, the words “Rover,” “we,” “Company,” “us” and “our” refer to Rover Group, Inc. and our wholly-owned subsidiaries.
Our Mission
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives.
Rover breaks down the barriers to loving and trusted pet care so that more people can experience this unconditional love. As pet parents ourselves, we created a community where fellow pet parents can connect with pet care providers who will treat their pets like family. With the Rover platform, we also believe that if we make it easy for everyday pet people to start and grow their own small pet care businesses, we can do more than enable additional income for pet care providers and loving care for pets; we can unlock joy for pets, pet lovers, and pet parents everywhere. Over the years, we have discovered more: Growing Rover has revealed to us the depth and importance of the bonds we share with our pets—and the extraordinary empathy, care, and love that people in our neighborhoods can provide for their communities. Some of the best parts of being on the Rover team are the stories and anecdotes that we hear about the unique bonds between pets, pet parents, and the pet care providers who love and care for them.
The community formed on Rover is at the heart of our business. It includes ordinary neighborhood pet people who, when they step in to care for your pet, reveal themselves to be extraordinary. Our shared love of pets is powerful, inclusive, and magnetic. Pets bring people together and can even give us a sense of belonging and meaning. It is our privilege to be stewards of those connections and relationships.
Our Business
Rover is the world's largest online marketplace for pet care. According to publicly available app reviews and average ratings as of January 2023, we are the world's leading pet services app. We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy day care, dog walking, drop-in visits, and dog training. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through December 31, 2022, over 4.1 million unique pet parents and over 870,000 pet care providers across North America, the United Kingdom, and Western Europe have booked or provided a service on Rover, enabling millions of moments of joy and play for people and pets.

For pets and their parents, we believe Rover is a better pet care solution than the existing options of friends and family, neighbors, and commercial service providers. Through Rover, pet parents are able to share individualized care instructions with pet care providers so that their pets receive the best care tailored to their specific needs. Our customer service team supports both pet parents and pet care providers when they need help along the way and has helped build our commitment to trust and safety, which is foundational to our brand. We offer features to facilitate safe, informed, and positive experiences for the people and pets in our community and provide a 24/7 in-house team to support our community if a problem arises during a stay. In the rare instance a service doesn’t go as planned, we offer the Rover Guarantee reimbursement program to assist with certain out-of-pocket costs incurred by parents or pet care providers so that pets can get the care they need. The Rover Guarantee reimburses both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $1 million for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions thereunder. Safety has always been at the heart of what we do. Through it all, we have been guided by our love of pets and belief in the unique human-pet bond.
For pet care providers, our tools help them to easily create a listing on the Rover marketplace as well as schedule and book care, communicate with pet parents, and receive payment. The Rover marketplace allows pet parents to choose and match with pet people who want to earn extra income doing what they love: spending time with pets. We believe that these matches not only enable better care for pets, but also create joy for both parties, and through our simple and easy-to-use platform that enables pet parents to discover, book, pay and review pet care providers online or in our app we seek to radically simplify the logistics of pet care.
We generate substantially all of our revenue from our pet care marketplace platform that connects pet parents and pet care providers. We generally collect service fees from both pet parents and pet care providers. We earn more revenue as more pet parents request and pet care providers accept and complete bookings. We also earn revenue from ancillary sources such as provider onboarding fees, virtual pet training services, affiliate fees via our blog, and sales of products in the Rover Store. We created Rover’s blog in 2014 and have scaled it to become one of the world’s largest pet blogs, reaching over 42 million unique users in 2022.
In support of our mission, we continue to invest in our product and have completed several acquisitions since our inception to help us grow our business and serve more pet parents. We also continue to explore and test new service lines, that we may launch at future dates, and evaluate acquisition and investment opportunities.
Our Services
The figure below describes the services offered on our platform, with gross booking value, or GBV, and average price based on 2022 results. The breakdown of services by percentage of GBV for 2022 was almost identical to the breakdown for 2021. Average prices increased over 2021 levels as discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance—Service Booking Mix.”

To find a pet care provider, pet parents can arrange a Meet & Greet with the pet care provider following contact on our platform. Once the pet parent and pet care provider accept the booking request, often following a successful Meet & Greet, the booking is confirmed. Once the service begins, the pet parents can receive regular photos and updates from the pet care provider. Following the service, pet parents have the option to review and/or tip the pet care providers, as well as book for their next stay. Often, new pet parents come to our platform ahead of a planned trip to utilize overnight services, and once they experience the ease that Rover provides, they expand to daytime services as well. We introduced features in the U.S. and Canada that enable the booking of recurring daytime services in 2019 to allow pet parents and pet care providers to set a regular schedule for their services, and in 2021, introduced extended stay billing features that allow pet care providers to charge based on service pick-up and drop-off times.
Seasonality
Our bookings are impacted by seasonal trends. Over the course of the year, we historically experience seasonally high bookings during the third quarter, which then step down slightly during the fourth quarter, and then stay approximately flat during the first quarter before ramping again in the second quarter. We usually experience stronger bookings, particularly for overnight boarding and house sitting services, during the months of June, July, and August, and November and December, which in a typical year coincides with high travel demand related to summer and holiday travel, respectively. This seasonality impacts bookings, GBV, revenue, marketing, and service operations expenses. Bookings can also be impacted by the timing of holidays and other events.
Our Marketplace Creation Strategy
To create this market for pet services, which requires both local network effects and platform network effects, we have developed a local marketplace strategy. In particular, by facilitating successful pet care relationships, demonstrated by the fact that 97% of our reviewed stays have a 5-star rating from inception through December 31, 2022, we drive word-of-mouth growth at the local marketplace level. This drives our brand in combination with efforts such as content marketing and our leading blog for pet lovers.
•New pet parents and pet care providers join Rover organically. Pet parents and pet care providers from neighborhoods covering over 98% of the United States population have signed up with Rover, based on the US Census zip code tabulation areas with booked transactions on the platform as of December 2022. In the year ended December 31, 2022, 42% of new pet parents came to us through word-of-mouth across all our markets. In our largest markets, 52% of new pet parents came to us through word-of-mouth. In addition to paid marketing, we complement word-of-mouth momentum with content to drive awareness of Rover with more pet lovers. Rover’s blog has become one of the world’s largest pet blogs and is available in the local language of all the countries where we operate.
•Our matching algorithm increases customer satisfaction, growing the marketplace. Unlike marketplaces that invest primarily in acquisition marketing to create a flywheel of growing demand and supply, Rover’s matching algorithm is the key to our marketplace creation strategy. Facilitating great matches between pet, parent, and provider is the most important thing we do. Rover engineers, data scientists, and statisticians develop, maintain, and update our algorithms. We use reviews, proximity, browsing, contact, and booking data to predict which pet care providers are most likely to be great matches when pet parents search for providers in our marketplace. The stages of the continued improvement in our matching algorithm are:
◦More bookings lead to more data. With more bookings across a growing pet parent base, we increase the density and diversity of our data from marketplace geographies, adding to our data science asset and improving our ability to facilitate better matches through machine learning.
◦More data leads to better matches. As activity on our platform grows, we build better data density in a geography over time. This leads to better matches. As the data density of pet parents and pet care providers increases in a given geography, pet parents are likely to find the best provider to match their specific needs and in closer proximity. We monitor over a hundred attributes of a booking, including proximity, responsiveness, and likelihood to rebook.
◦Better matches lead to more bookings. Our proprietary Rover algorithm learns to present pet care providers who are most likely to be a good match for a booking, and who are more likely to respond, increasing the likelihood that a pet parent's search turns into a booking.

•Repeat bookings increase, driving brand awareness and word-of-mouth attraction of more pet parents and pet care providers. As pets and parents have better and better experiences on Rover, they are increasingly more likely to rebook services or try additional service offerings. Increases in loyalty from pet parents also increase word-of-mouth marketing to other pet parents, who then join the platform. These pet parents in turn create even more information that Rover can use to make the experiences of other pets, parents, and pet care providers even better in the future, creating a virtuous cycle. Our brand sits at the nexus of trust and love, and our brand strategy is to earn our place in pet parents’ “circle of trust” for pet care. We do this by establishing Rover as an extension and improvement upon pet care provided by friends and family.
In these ways, improvements in our matching algorithm have compounding, accelerating effects on the ability of our marketplace to scale, which we then leverage to build greater and greater momentum, as illustrated by the figure below.
We complement our organic growth with paid customer acquisition. Our algorithm improves paid marketing efficiency as a local marketplace grows. Once our matching algorithms have enough data to increase our conversion rate and rebooking rate in a market, we accelerate investment in paid customer acquisition. We use predictive analytics to invest in marketing utilizing a marginal cost framework that often results in a one to two-quarter payback period, inclusive of variable costs. Our matching algorithm is a key element of our ability to acquire customers with a high degree of efficiency.

Our Competitive Strengths
As we grow our online pet care marketplace, our competitive strengths relative to other online platforms include:
•Largest number of high-quality pet care providers. Pet care providers are attracted to the Rover platform. As pet parents conduct more transactions on the platform, they create additional booking opportunities for pet care providers. Additional bookings enable pet care providers to make more money and to manage their listings so that the matches they receive are even more targeted to their own preferences. For example, a pet care provider who desires to book only with Husky dogs may find herself able to do that over time as she amasses sufficient reviews and repeat customers, and as the Husky bookings increase. This ability to precisely satisfy the unique preferences of pet care providers is very difficult to replicate and translates to enormous provider satisfaction and advocacy. Pet care providers come to our platform organically and stay with it. For example, once a provider has had a booking on the platform, we find that over 65% of them will receive three or more bookings in their first 12 months on the platform. For those in this group, providers experience above 95% repeat revenue retention on a year-over-year basis.
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

•Multiple network effects. According to publicly available app reviews and user counts as of January 2023, we are the world’s largest online marketplace for pet care services. With our leading scale, we can offer pet parents and pet care providers the benefits of density and diversity in a local marketplace. Pet parents searching for care on Rover can often find providers who live in their neighborhoods, or even—in the case of people in large cities—in their own apartment buildings. They can also find pet care providers who offer a broad diversity of environments, services, availability, capabilities, and price points to meet the unique needs of their pets. Many of these providers will also have dozens, if not hundreds, of reviews and repeat customers. This combination of density, diversity, and quality results in better matches and more positive experiences on our marketplace.
•Strong pet parent loyalty and word-of-mouth growth. In 2022, 1.6 million unique pet parents had a booking on our platform. We define pet parent cohorts by the period in which pet parents first booked on our platform. Of our January 2022 cohort, 60% of new pet parents on Rover rebooked within the first 12 months. Our continuous excellence in facilitating initial matches between pet, parent, and provider translates directly into advantages in our ability to retain pet parents and match them with providers who offer other types of services as well. For example, a new pet parent who books a drop-in visit as a first service on Rover may translate her delight into trials of doggy day care, or dog walking. The number of bookings per repeat customer has grown from 3.7 in year 1 for our January 2013 cohort, to 6.2 in year 1 for our January 2022 cohort.
•The #1 pet services app. We are the world's leading pet services app. The Rover mobile app offers a seamless, all-inclusive experience. Pet parents are able to discover pet care providers, read their profiles, reviews, and other attributes such as repeat client counts, communicate with providers, and book services. Pet care providers are able to create personalized profiles, set pricing, manage bookings, communicate with pet parents, send photos and updates, as well as receive payment. Based on the number of iOS and Android reviews and average ratings as of January 2023, Rover remains the top pet services mobile app.
•Top Tier trust and safety support designed for pet care. Our platform provides trust and safety support to both pet parents and providers through a dedicated team of trust and safety agents that assist pet parents and pet care providers with everything from emergency vet visits to questions about pet behavior. Throughout our history, Rover has invested in empathetic and knowledgeable care for our community.
Our Long-Term Growth Strategy
We aim to build a global brand that stands for excellence in pet care through the pursuit of the following strategies. These individual vectors accelerate each other by driving the entire marketplace with additional cross-sell opportunities and brand and data synergies.
•Attract and delight customers in existing geographies and within existing services. We believe that considerable growth remains within our existing service offerings and geographies. Our cumulative customer volumes represent a tiny fraction of this potential. From inception through December 31, 2022, over four million unique pet parents had booked a service on Rover, which represents approximately 3% of the estimated 137 million pet households in the United States, Canada, the United Kingdom, and Western Europe. By continuing to enhance our platform, we make it fast and easy to find a trusted pet care provider in your neighborhood.
•Expand service offerings and pets covered. We plan to continue introducing additional service offerings in the Rover marketplace, further delighting pets, parents, and providers and driving significant revenue growth. For example, in late 2015 we introduced dog walking, drop-in visits, and doggy day care as complements to dog boarding and house sitting. In the year ended December 31, 2022, those services had expanded to approximately 30% of total GBV. In 2022, we introduced virtual dog training through the acquisition of GoodPup, an early-stage company that operates a virtual dog training platform.

We launched Rover with pet services for dogs and found that pet lovers use Rover to arrange care for pets of all types. In 2018, we modified our applications to better support the needs of cat parents on the platform. In the year ended December 31, 2022, approximately 15% of our bookings were for cats, up from 13% in the prior year period. To further delight pet care providers and pet parents, we expect to continue enhancing our cat offering.
•Increase international coverage. We aim to serve pet parents and pet care providers around the world. In the near term, our focus is continued expansion within our existing footprint. While we believe that our current footprint represents the largest opportunity in Western Europe, we also believe that Belgium, Ireland, Denmark, Austria, Switzerland, and Poland are attractive markets that could offer meaningful expansion to our existing European business. We continue to evaluate options to expand directly or via acquisitions to supplement our organic growth and operating leverage. Over the longer term, we may expand into additional attractive geographies.
•Grow advertising and retail offerings. We plan to leverage our brand to expand revenue from non-service offerings. We offer the Rover blog and Rover Store to make life easier and more joyful for pet parents and pet care providers. As part of our blog, Rover pet care experts and writers craft customer-centric product reviews, recommendations, and information, which have become a trusted source on all things pet-related. Over time, we entered into affiliate relationships with select retail and other partners to monetize our content operation. Our second initiative to leverage our brand to make life easier for pet parents is the Rover Store, which offers products that strengthen bonds between people and the pets in their lives. The Rover Store celebrates unique human-pet relationships with curated and high-quality third-party merchandise alongside bespoke Rover-branded merchandise and materials for pet care providers to grow their pet care businesses on Rover. Our third initiative is the launching of Rover Gear, our first line of dog walking products and everyday essentials for pet parents. Beginning in early March 2023, Rover Gear became available via the Rover Store and Amazon Marketplace.
•Expand strategic partnerships. We believe that, over time, we can extend the value of Rover with strategic partnerships in the pet industry and others, including travel, hospitality, and omnichannel retail. The first category of collaborations is with pet and travel partners; for example, we currently have programs with Petco and Walmart. The second category is focused on distributing access to services via Rover as an employee benefit; for example, we have a distribution partnership with Bright Horizons. These mutually beneficial partnerships can enable efficient growth by connecting Rover to new audiences of highly-qualified prospective customers: pet parents interested in travel, leading busy lives, and actively shopping for products they and their pets will love. By introducing Rover to these audiences through brands they know and trust, we can target our awareness-building efforts and connect more pet parents with quality, local pet care providers.
Our Foundation of Trust and Safety
Rover was founded in reverence for the unique bond between each pet and parent, so no pet, pet parent, pet care provider, or safety incident is a mere statistic. Building safety into every booking is core at Rover, and we are committed to promoting safe stays. For the rare instance when something doesn’t go as planned, we’ve built an experienced team to assist pet parents and pet care providers alike. We have built safety features into our platform which we believe, taken together, are unparalleled in comparison to other pet care options. This is made possible by a number of investments we have made to bring peace of mind to pet parents.

•Specialized support. As a commitment to the safety of pets and people using the marketplace, our Trust & Safety support line is available 24 hours a day, seven days a week in the United States and Canada for any questions or concerns. In the United Kingdom and Western Europe, English-language trust and safety support is also available 24/7, and additional language support is available 9:00 am to 6:00 pm in the United Kingdom, and 10:00 am to 7:00 pm in Western European markets. Pet care providers also have 24/7 access to advice from qualified veterinary professionals in case of emergencies.

•Watchlist and background checks. All new pet care providers on our platform in the United States and Canada pass third-party background checks in order to offer their services on Rover. In the United States, pet care providers are checked against national criminal offense databases, sex offender registries, and certain regulatory, terrorist, and sanctions watchlists. As of December 31, 2022, 100% of providers in North America who serviced a booking in 2022 had passed a standard background check, with over half passing an additional, enhanced background check. These enhanced checks are more comprehensive and include a manual search of county-level databases. Starting early in the first quarter of 2022, any pet care provider in North America who creates a new profile is required to complete an enhanced background check. In the United Kingdom and Western Europe, we use a third party to conduct identity verification on all pet care providers. All pet care provider profiles are also subject to review and approval by our team of pet care provider specialists.
•Strong community guidelines. We move quickly to address behaviors that are not consistent with our community guidelines. We regularly remove both pet parents and pet care providers from our platform if they behave in ways that violate our Terms of Service. In doing so, we aim to preserve the integrity of our platform and keep Rover safe for pets, parents, and providers.

•Detailed - and personalized - pet care provider profiles. All pet care providers on our platform provide a detailed profile and personal information such as name, profile picture, location, and pet care experience, among other information. Pet care providers are able to specify what types of pets they are most comfortable with (dog/cat, size, age, breed, etc.), so that pet parents can find a provider that matches the unique needs of their pet. Rover also recommends that providers and pet parents have a meet and greet prior to first booking as an extra assurance that all parties are aligned and comfortable with the match. We offer a detailed meet and greet checklist that can help as a guide on what types of information to cover in this meeting, so that the stay is set up for success.
•Verified customer reviews. From inception through December 31, 2022, our pet parents had written more than 6.8 million cumulative reviews, and 97% of our reviewed bookings had a 5-star rating. Pet parents can also see how many of the clients a sitter has booked through Rover have come back to book with them again. In addition, after a booking is complete, pet care providers can write reviews of the pets and respond publicly to the pet parents’ reviews of themselves.
•Personal information privacy. Pet parents and pet care providers can communicate through the Rover platform without sharing their personal information using an in-product messaging platform, or via a Rover-generated phone number. Payment exchanges are secured through the Rover platform when the booking is made to ensure pet care providers are paid once the services are provided.
•Safety information sharing. We continually improve our platform to put pet safety at the forefront. Utilizing the wealth of safety information available on the Rover blog, we provide safety tips and reminders to our pet care providers when it’s most relevant. We proactively share information with pet care providers through multiple channels, including in-app messaging, SMS text, and email notifications. For example, during the summer months, we have provided high-heat risk alerts to providers caring for breeds that are susceptible to heat-related medical conditions.
Operations and Support
Our operations and support team assists pet parents and pet care providers with items such as changes to existing bookings, questions concerning the completion of a booking, addressing safety issues such as illness or other complications, and the initial quality review of pet care provider profiles. Rover also offers a Reservation Protection policy through which we can provide financial assistance if a pet care provider cancels last minute. We are proud of our success in providing excellent support to both pet parents and providers.

We partner with business process outsourcing providers to handle most of our standard customer service-related requests, while more sensitive and complex issues are handled by our in-house teams located in Seattle, WA, Spokane, WA, and San Antonio, TX.
In Europe, our service-related contacts, via voice, chat, and email, are handled both by employees located in Barcelona and our business process outsourcing partners. Rover employees in Barcelona are trained to handle both routine and escalated contacts. We offer local language support for all the countries in which we operate, with the hours of operation for this support varying by language.
Our Development and Technology Infrastructure
Our technology vision is to build and deliver secure, flexible, scalable systems, tools, and products that exceed our customers’ expectations, accelerate growth, and improve productivity. Our guiding principle is to aim for a technology architecture that is modularized along natural domain boundaries emerging from how our business works.
We built our marketplace to constantly improve its ability to match unique pets with unique pet care providers as the business scales. Our proprietary matching and booking platform connects to the frontend customer web and mobile clients, as well as to our support operations team and our data science platform. We collect and secure information generated from customer activity and use machine learning to continuously improve our matching algorithm. Our platform allows us to seamlessly internationalize our product, integrate images and videos, use experiments to optimize customer experience and test product improvements in real-time, monitor our site reliability, and rapidly respond to incidents. Finally, our matching and booking platform connects to leading third-party vendors for communications, payment processing, operations and support, as well as background checks and identity verifications.

We have a research and development culture that rapidly and consistently delivers high-quality products and enhancements to the performance, functionality, and usability of our platform. As of December 31, 2022, we have assembled a team of 128 highly skilled technical leaders, engineers, designers, and computer and data scientists whose expertise spans a broad range of technical areas. We organize our team with product development, platform engineering, data engineering and analytics, cloud engineering solutions, and information security. We focus on customer experience, quality, consistency, reliability, and efficiency when developing our software. Our offerings are mobile-first and offered to customers on the platform of their choice. We follow agile methodology, frequently update our software products, and have a regular software release schedule. Our products and systems are built on secure and scalable technology platforms and services that enable us to deliver customer-centric products and services on scalable infrastructure able to serve peaks in demand.
We have a commercial agreement with Amazon Web Services for cloud services to help deliver and host our platform. As a result of this relationship, we believe we are more resilient to surges in demand on our platform or product changes we may introduce. See “Risk Factors—Risks Related to Privacy and Technology—We primarily rely on Amazon Web Services to deliver our services to users on our platform and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and operating results.”
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Full disk snapshots of the database are performed daily, and databases can be restored to any point in time within the retention period using our database services’ point-in-time recovery features. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region. We are investing in iterating and continuously improving our data privacy, data protection, and security foundations. We are also continually implementing, reviewing, and updating our related policies and practices.
Marketing
Our marketing strategy primarily consists of acquisition marketing, brand marketing, lifecycle marketing, content publishing, and public relations.
We manage our digital demand acquisition marketing at a local level. In the earlier stages of maturity within a specific geography, we use acquisition marketing to complement organic growth and increase information for our algorithm. As a specific geographic marketplace matures, we see the proportion of new bookings driven by word-of-mouth increase. Once a local marketplace is more mature, we accelerate acquisition marketing with a faster payback period and higher expected lifetime value for a new pet parent. Marketing spend, inclusive of headcount, represented 82% of revenue in 2018, 53% in 2019, 33% in 2020, 18% in 2021, and 21% in 2022 for the years ended December 31.
Against the backdrop of the COVID-19 pandemic, we embraced 2020 and 2021 as an opportunity to make meaningful improvements to our marketing platform and measurement approaches. Here, our goal was to make investments that would improve the efficiency of our paid marketing in years 2022 and beyond. We also made significant investments to improve our organic search rankings in response to Google’s algorithm changes, although subsequent Google updates have rolled back some of these improvements. We combined these improvements with a near-total reduction in spending on video and social channels that made less sense to run during the pandemic. As we entered 2022, we intentionally increased our marketing spend to support our new customer acquisition initiatives, including in our international markets. In the year ended December 31, 2021, 38% of new bookings came from paid channels, while in the year ended December 31, 2022, 45% of new bookings came from paid channels. For additional information regarding the impact of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends.”
Our brand marketing strategy consists primarily of word-of-mouth, social media, and the Rover blog, which help us earn a place in pet parents’ “circle of trust” for pet care. We do this by establishing Rover as an extension of, and improvement upon, the pet care provided by friends and family: a caring, trustworthy, reliable option that becomes the go-to solution.
Rover’s blog reached over 42 million unique users in 2022, making it one of the world’s largest pet blogs. In addition to driving awareness of Rover to prospective customers, the Rover blog helps us to constantly reinforce our brand with pet parents and pet care providers who are currently on the platform. Historically, our content has focused on helpful, instructional articles designed to make it easier for people to have pets in their lives, spotlighting relevant stories that celebrate the joy of pets.

Human Capital
Our People
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
As of December 31, 2022, we had 501 employees, of which 413 were based in the United States and 88 were based outside of the United States. This headcount represents an approximately 35% year-over-year increase as our business continued to grow, and includes 128 product development employees, 41 marketing employees, 242 operations and support employees, and 90 general and administrative employees. In the second half of 2022, we adopted a policy empowering department heads to determine the in-office and remote work requirements for their teams. While some of our employees work remotely full-time, during the days when employees are together in person in one of our offices in Seattle, WA, Spokane, WA, San Antonio, TX, and Barcelona, Spain, they work in a collaborative, fun, and engaging environment with their four-legged friends. We also engage contractors and consultants.
Our U.S. employees are not represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.
Our Culture
Our approach for building culture is explicit. “Culture” can be defined as “the quality in a person or society that arises from a concern for what is regarded as excellent.” We subscribe strongly to this idea and have established company values that define and reinforce a culture of excellence at Rover. These values are not simply words on paper; they are statements that we take seriously and that we reinforce regularly during our interview process, in our employee review and development process, in our consideration of internal promotions, and in regular company presentations. These values are tied directly to specific, unique-to-Rover behaviors that we encourage, and others that we do not. They are worth stating here in their entirety:
•Commitment to our community. We do our very best, every day, to serve the needs of pet care providers, parents, and their pets, so they feel a part of our community. Their safety and well-being are a top priority.
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
•Discipline in the way we debate. We get the right people involved in key conversations. When we spot a problem, we propose a solution. We believe that the best business outcomes come from a diverse set of perspectives. And when the decision owner makes a call, we lock arms to support its success.
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
Diversity, Equity & Inclusion
At Rover, our mission is to make it easier for everyone to experience the unconditional love of a pet, and we’re guided by that commitment throughout our work, including our recruiting and workforce development practices.

We believe that a diverse, equitable, and inclusive team enhances our ability to serve our community and grow our business. We’re building that team by implementing best practices and providing resources and education to support every employee and leader in creating an environment that appreciates, respects, and empowers diverse perspectives.
We actively recruit, retain, and develop great minds from diverse backgrounds to join our company by creating a culture where differing perspectives and experiences are not only welcomed but encouraged, and all our colleagues are treated with respect.
Recruitment
Competition for talent has historically been intense, particularly for engineers and in the United States and Seattle, Washington, where our headquarters are located, and has only increased with the proliferation of work-from-anywhere policies that enable employees to seek out jobs that were previously not accessible. As a result, we have experienced increased costs associated with attracting and retaining our employees, especially since becoming a public company and as the business has grown over the past two years. However, we believe we offer something different: An opportunity to make it possible for everyone to experience the unconditional love of pets in their lives. We work diligently to attract talent from a diverse range of sources to grow our business and achieve our long-term strategic goals. We believe that we offer a dynamic culture where employees feel included and empowered to do their best work with opportunities to grow as well as competitive compensation and benefits.
Development and Engagement
We continue to prioritize and invest in creating opportunities for employees to grow and build their careers through training and development programs. These include offering tailored learning opportunities to enable employees to upskill while at work and driving regular career conversations between employees and their managers, as well as executive talent and succession planning.
We conduct biannual anonymous surveys to measure employee engagement and seek employee feedback on a variety of topics, including but not limited to, confidence in company leadership, speed of decision making, manager feedback, career growth opportunities and other ways to improve our position as an employer of choice. The results are shared with employees and are reviewed by senior leadership to identify areas of progress or opportunity and to help prioritize responsive actions to meet employee needs, align with Rover’s core values, and enhance employee and company success.
We take great pride in recognizing employees who embody our values, drive results, and have tenure with us. On a quarterly basis, we spotlight a different Rover core value and reward one employee as a values champion. We also recognize quarterly one hard working team that made a measurable business impact. We have a tradition of providing special recognition for those employees with five years of service at our quarterly company-wide meetings.
Total Rewards
To attract and retain top talent, we have offered and believe we will need to continue to offer competitive compensation and benefits packages, including by keeping pace with substantial market increases and inflation over recent years. Our compensation program rewards performance and is structured to encourage employees to invest in our future. In addition to competitive base salaries, we offer compensation and benefits programs (which vary by country/region) such as medical, dental, and vision insurance, on-demand primary care, prescription drug benefits, an employee assistance program, health and dependent care flexible spending accounts, a 401(k) plan for U.S. employees with a matching contribution, health savings account, basic term life and accidental death and dismemberment insurance, short-term and long-term disability insurance, paid parental leave, annual paid time off, paid sabbatical after achieving the required years of service, and commuter benefits. We also offer employees numerous pet benefits, including pet PTO (employees receive free Rover services which they can utilize when they travel), reimbursement for pet adoption/foster expenses, and paid pet bereavement leave. Employees also receive equity in the form of restricted stock units at the time of hire and through annual refresh grants. These equity grants vest over time to retain employees, foster a strong sense of ownership and engage our employees in our long-term success while also aligning their interests with those of our stockholders.
We design our employee benefits programs to be competitive in relation to the market. We adjust our employee benefits programs as needed based on market insights from third-party experts and data. In structuring our benefit programs, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies in each of our various labor markets.

Employee Safety and Wellness
We have taken action to promote the health and safety of our employees during the COVID-19 pandemic. In March 2020, we quickly transitioned the vast majority of our employees to work remotely. To support the abrupt shift to a remote working environment, we granted employees a monthly allowance that could be used to cover certain expenses related to health, wellness, and productivity. We also launched mental health and telemedicine benefits to support our employees’ well-being. Subsequently, we enabled voluntary office access and implemented safety standards based on guidance from public health authorities.
Beyond COVID-19 measures and other health insurance benefits, we offer employees on-demand, app-based mental health and emotional support solutions.
Ethical Business Practices
We promote high standards of ethics and compliance for our business, including policies that set forth principles to guide employees, executives, and directors, such as our Code of Business Conduct and Ethics. We maintain a whistleblower policy and an anonymous hotline and web portal for the confidential reporting of any suspected policy or legal violations or concerns about any situation that does not reflect our culture and values.
Competition
Our customers consist of pet parents and pet care providers, and we compete to attract and retain both pet parents and pet care providers on the basis of commitment to safety, personalized care, customer service, brand appeal, and the usefulness and convenience of our platform. We also compete, with respect to pet parents, on quality, affordability and variety of offerings, and, with respect to pet care providers, on the ability to generate income.
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
•Local independent operators. Local mom and pop shops and independent professionals often operate at a small scale with little to no online presence, primarily relying on word-of-mouth and marketing solutions such as flyers and local ads. As a pet parent, it is difficult to know where to find reliable information, who to call, and who to trust.
•Large commercial providers. Large commercial providers, such as kennels and daycares, often struggle to meet the individual needs of pet parents and their pets. Such providers can be expensive, and their facilities are often crowded, inducing stress in some pets and leading pet parents to question the quality of care their pets receive.
•Online aggregators and directories. Pet parents can also access general purpose online aggregators and directories, such as Craigslist, Nextdoor, or Yelp, to find pet care providers. However, pet parents may lack trust in these directories, or find it difficult to find an available and qualified pet care provider that suits their lifestyle, budget, and unique pet care needs.
•Other digital marketplaces. We compete with services such as Wag, the next largest online marketplace for pet care, and the pet care offering on Care.com in the United States, and small operators such as Gudog in Europe and Pawshake in Europe and Canada. We differentiate ourselves with our pure play and scaled offering.
We believe that we compete effectively against each of these competitors given our scale, brand, trust, service, convenience, data, quality of care, affordability, and ability of pet care providers to generate income. For additional information about the risks to our business related to competition, see “Risk Factors—Risks Related to Our Business and Industry—The business and industry in which we participate are highly competitive and we may be unable to compete successfully with our current or future competitors.”

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
We have an ongoing trademark and service mark registration program pursuant to which we register our key brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2022, we held eight registered trademarks in the United States and 22 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.rover.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see “Risk Factors—Risks Related to Our Intellectual Property.”
Data Privacy, Data Protection and Security
We are committed to earning and maintaining the trust of our customers and our employees, and as such, we place an emphasis on data privacy, data protection and security. Our privacy and information security program is designed and implemented, both within our internal systems and on our platform, in an effort to address the security and compliance requirements of personal or otherwise sensitive or confidential data related to pet parents, pet care providers, and our employees.
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
The laws and regulations to which we are subject relating to privacy, data protection, and data security, as well as their interpretation and enforcement, are evolving and we expect them to continue to change over time. For example, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights and Enforcement Act of 2020, or the CPRA, among other things, requires covered companies to provide specified disclosures to California consumers, and affords such consumers abilities to opt out of certain sales of personal information. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. Guidance related to the CCPA and CPRA continues to evolve. In addition, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or VCDPA, which took effect on January 1, 2023, and the Colorado Privacy Act, passed on June 8, 2021, will take effect on July 1, 2023. Both laws emulate the CCPA and the CPRA in many respects, but each law includes its own unique compliance requirements. Other privacy and data security laws and regulations to which we may be subject include, for example, the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU General Data Protection Regulation, the EU ePrivacy Directive, the Telephone Consumer Protection Act, and Section 5 of the Federal Trade Commission Act.

More generally, the various legal obligations that apply to us relating to privacy and data security may evolve in a manner that relates to our practices or the features of our mobile applications or website. We may need to take additional measures to comply with new and evolving legal obligations and to maintain and improve our information security posture in an effort to reduce information security incidents or avoid breaches affecting personal information or other sensitive or proprietary data. See “Risk Factors—Risks Related to Privacy and Technology—Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of data relating to individuals, could adversely affect our business.”
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
National, state and local governmental authorities have enacted or pursued, and may in the future enact and pursue, measures designed to regulate the “gig economy.” For example, in 2019, the California Assembly passed AB-5, codifying a narrow worker classification test known as the “ABC test,” which has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. We believe that pet care providers who use the Rover platform either satisfy the ABC test, fall within the referral agency exemption, or both. In addition, other jurisdictions could adopt similar laws that do not include such carve outs and which, if applied to Rover’s platform, could adversely impact its availability in those jurisdictions and our business. See “Risk Factors—Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected” and Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Other types of new laws and regulations, and changes to existing laws and regulations, continue to be adopted, implemented, and interpreted in response to our business and related technologies. For instance, state and local governments have in the past pursued, or may in the future pursue or enact, licensing, zoning or other regulation that impacts the ability of individuals to provide home-based pet care. Additionally, in the United States, we are required to report payments we process on our platform on behalf of pet care providers who are U.S. persons if they reach certain payment thresholds to the Internal Revenue Service and certain states. The thresholds for this reporting are scheduled to significantly decrease starting with the 2023 tax year pursuant to the American Rescue Plan. In addition to these U.S. reporting requirements, there are a number of international jurisdictions that we operate in which have or are in the process of implementing new tax information reporting requirements. For more information about these tax information reporting requirements, see “Risk Factors—Risks Related to Our Business

and Industry—Our business and users are subject to tax information reporting requirements in a number of jurisdictions. Such obligations could increase our operational costs and negatively impact the user experience on our platform.”
As we continue to expand our services and offerings, we may be subject to additional regulations separate from those discussed above. See “Risk Factors—Risks Related to Regulation and Taxation.”
We proactively work with state and local governments and regulatory bodies to ensure that our platform is available broadly.

Available Information

We maintain a website at www.rover.com. We make available, free of charge, on our investor relations website at https://investors.rover.com under “Financials—SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC. Information contained on our website and investor relations website is not a part of or incorporated by reference into this report or any other document we file with the SEC, and the inclusion of our website and investor relations website addresses in this report is an inactive textual reference only. The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about Rover, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our website (www.rover.com), and our investor relations website (https://investors.rover.com). We use these channels, as well as social media, including our Twitter account (@RoverDotCom), our LinkedIn account (https://www.linkedin.com/company/roverdotcom), and our YouTube page (https://www.youtube.com/roverdotcom), to communicate with investors and the public news and developments about Rover and other matters and in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. We encourage investors, the media, and others interested in Rover to review the information we make public in these locations, as such information could be deemed to be material information. This list may be updated from time to time and reflects current updated channels as of the date of this report. The information we post through these channels is not a part of or incorporated by reference into this report or any other document we file with the SEC, and the inclusion of our website and investor relations website addresses, our LinkedIn and YouTube pages, and Twitter account is an inactive textual reference only.
Item 1A. Risk Factors.
You should consider carefully the following risks and uncertainties, together with the other information in this annual report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 67 and our consolidated financial statements and related notes beginning on page 96, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, any failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, geopolitical instability or economic uncertainty or recession, could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet care services industries. Rising inflation and interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, an economic recession, volatility in the stock market, and delays, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet owner demand declines, and the overall price of travel could increase to a degree that demand for travel and thus pet care services declines. In addition to the impacts of COVID-19 and other non-COVID illnesses as discussed elsewhere in this report, other events beyond our control can result in declines in travel or continued work-from-home policies. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions or recessions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, lower consumer confidence, depressed consumer spending, changes in monetary or fiscal policy, volatility due to geopolitical instability, such as the Russian invasion of Ukraine, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions or a recession in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition.

We have incurred net losses in each year since inception and may not be able to achieve or sustain annual profitability.

As of December 31, 2022, we had an accumulated deficit of $342.3 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Since then, we have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we have significantly increased headcount as demand increased starting in 2021, invested in product enhancements and marketing efforts, acquired GoodPup, an early-stage company that operates a virtual dog training platform, and invested in another early-stage company with a complementary service offering. Additionally, stock-based compensation expense related to restricted stock units, or RSUs, and other equity awards will continue to be a significant expense in future periods. We may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve or sustain annual profitability.

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.

The COVID-19 pandemic has resulted in the spread of COVID-19 infections among pet parents, pet care providers and our employees and new habits such as increased adoption of remote and hybrid working arrangements and increased reliance on online meeting tools rather than in-person meetings and business travel. At various points during the pandemic, governments imposed various restrictions to limit the spread of COVID-19, including emergency declarations at the federal, state and local levels, school and business closings, quarantines, “shelter at home” orders, travel restrictions, limitations on social or public gatherings and other social distancing measures. Any return to these government restrictions in the future, the continued spread of COVID-19 infections among pet parents, pet care providers and our employees, and the entrenchment of the new habits regarding working arrangements and travel, had and may continue to have a material adverse impact on our long-term business, operations and financial condition, and the demand for pet care.

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we have since achieved record quarterly and annual highs for new and repeat bookings, GBV and revenue, we continue to see demand adversely impacted as a result of each COVID-19 wave or variant and other non-COVID seasonal illnesses and cancellation rates that remain elevated compared to pre-pandemic levels. Despite achieving increases in 2022 revenue, GBV and new and repeat bookings as compared to 2021, the effect and extent of the impacts of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. As our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or non-

COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and demand may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, may materially adversely impact our business, operating results, financial condition and prospects.
In the second half of 2022, we adopted a policy empowering department heads to determine the in-office and remote work requirements for their teams. While we will maintain office space for employees to work, learn and collaborate, most of our employees and many pet parents are still working remotely the majority of the time and these arrangements, especially if maintained over the long-term, could have a number of materially negative impacts on our business, including:
•reduced or flat demand for daytime pet care services due to pet parents’ presence at home;
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

Our revenue may not continue to grow over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased approximately 49% from 2019 due to the COVID-19 pandemic. Although 2021 revenue increased approximately 16% from 2019 levels and 2022 revenue increased approximately 58% from 2021 levels despite the continued adverse impacts of the COVID-19 pandemic and the non-COVID illnesses, such growth may again slow or reverse due to the other risks described in these “Risk Factors” and elsewhere in this report. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the average booking value and our take rates, the frequency with which pet parents seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence and spending, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain share, our revenue growth rate could be materially adversely affected. A softening of demand, especially in the acquisition of new pet parents which is an important driver of future revenue, may be caused by events outside of our control, such as COVID-19, other non-COVID illnesses or health-related events, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described in these “Risk Factors” and elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter and continuing through the fourth quarter of 2022, we saw the Google query volume for some key terms like “dog boarding,” which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, although still significantly above 2019 levels. Moreover, while average booking values have increased since the second quarter of 2021 helping to drive revenue growth, the rate of increases has moderated since the second quarter of 2022, which may impact future revenue growth and growth rates.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during fiscal 2021 and again during fiscal 2022, we may experience declines in Adjusted EBITDA on a quarterly or annual basis for as long as the COVID-19 pandemic and other non-COVID illnesses continue to adversely impact our business or if general economic and business conditions worsen. See “—Any further and continued decline or disruption in the travel and pet care services industries or an economic downturn resulting from current or future pandemics, sustained levels of increased inflation, rising interest rates, any failure to lift the U.S. debt ceiling, lower consumer confidence, geopolitical instability or economic uncertainty or recession, could materially adversely affect our business, results of operations, and financial condition.” Other developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, operating costs from acquisitions, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

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

Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, classified advertisement websites, mobile “push” communications, search engine optimization and paid keyword search campaigns. During the height of the COVID-19 pandemic in 2020 and 2021, we managed marketing spend carefully, focusing expenses primarily in keyword search campaigns and testing. More recently, we have invested into the recovery with increased spending on social media and streaming video, with a careful eye toward measurable results. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. Moreover, marketing investments are made ahead of GBV and bookings, and thus marketing as a percentage of revenue is correlated to increases in cancellation rates as we incur marketing expense for a booking that is not completed. Some or all of our marketing efforts have been less effective in periods of lower overall category demand and may be limited in their ability to help us grow our business in the future.

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have, or have announced plans to, disable or block tracking technologies (also known as cookies) which, if widely adopted, could also result in online tracking methods becoming significantly less effective. For example, some of our marketing measurement and targeting tools, as well as those used by our media partners, rely on third-party cookies. As access to user cookies is restricted, we may lose the ability to target our advertisements and measure their effectiveness. As a result, the ability of our media placements to reach their intended audiences may be reduced, and we may decide to reduce or completely eliminate spending on the affected marketing channels, which could reduce our ability to effectively or efficiently acquire new customers. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services in ways that reduce the efficiency of our marketing efforts and our access to data about the use of our platform. Limits to our use of these technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain pet care providers and pet parents on cost-effective terms. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

Off-platform bookings and payments have had and may continue to have a material adverse effect on our business, operating results and financial condition.
Certain pet parents reach out to pet care providers (and vice versa) and incentivize them to book directly with them and bypass our platform, which reduces the use of our platform. Additionally, certain pet care providers source bookings through our platform and then complete the transaction off of our platform and may continue to do so or may increase the share of bookings that they take off our platform. The reasons for this behavior may include pricing, the fees we charge to use our platform, and negative perceptions about the usability and functionality of the Rover app. We endeavor to reduce this activity through continual improvements to our platform and other offerings, such as the Rover Guarantee, that incentivize pet care providers and pet parents to transact through Rover. In addition, our matching algorithm is designed to identify signals of high quality care that are observable from platform transactions, such as repeat booking activity, and to increase the chance that pet care providers exhibiting such signals are featured to pet parents. We also have notifications in the platform that encourage pet care providers to book through the platform, and we identify and deactivate serial diverters from the platform. Despite these attributes, we cannot prevent off-platform transactions entirely.

If we fail to retain existing pet care providers or attract new pet care providers, or if pet care providers fail to provide high-quality offerings, our business, operating results and financial condition would be materially adversely affected.

Pet care providers have a range of options for offering their services and they may advertise their offerings in multiple ways that may or may not include our platform. Some pet care providers have chosen to cross-list their offerings on other platforms, which reduces the availability of such offerings on our platform. When offerings are cross listed, the price paid by pet parents on our platform may be or may appear to be less competitive for many reasons, including differences in fee structure and policies, which may cause pet parents to book with competitors. Additionally, as noted in the previous risk factor, certain pet parents and pet care providers may complete their transactions off-platform. A change in our ability to attract pet care providers to our platform, enable them to generate income, and dissuade them from sourcing bookings off our platform could negatively impact our ability to provide sufficient offerings to attract and serve pet parents and, in turn, have a significant negative impact on our GBV, bookings, revenue, operating results and financial condition.

Our business depends on pet care providers maintaining their use of our platform and engaging in practices that encourage pet parents to book their services, including increasing the number of offerings that are available to book, providing timely responses to inquiries from pet parents, offering a variety of desirable and differentiated offerings at competitive prices that meet the expectations of pet parents, and offering exceptional services to pets and pet parents. These practices are outside of our control. If pet care providers do not establish or maintain enough availability, the number of bookings declines for a particular period, or pet care provider pricing is unattractive or insufficient, revenue will decline and our business, operating results and financial condition would be materially adversely affected.

Other factors that could adversely impact the availability of pet care providers and the number of offerings on our platform include:
•our inability to offer sufficient tools to assist them;
•negative perceptions about, or our inability to satisfy expectations related to, the usability and functionality of the Rover app;
•our inability to attract large number of prospective pet parents to our platform;
•the COVID-19 pandemic, non-COVID illnesses or other pandemics or health concerns and their impact on pet care providers;
•fees we charge for the use of our platform;
•pet care providers choosing other third-party platforms over our platform;
•economic, social and political factors;

•negative perceptions of trust and safety on and off our platform;
•negative experiences with pets and pet parents, including pets who damage pet care provider property;
•our efforts or failure or perceived failure to comply with regulatory requirements;
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee program (which reimburses both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $1 million for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions thereunder);
•large numbers of pet parent cancellations;
•changes to tax reporting requirements, including significantly reduced U.S. reporting thresholds for payment processors that are scheduled to take effect for the 2023 tax year and other tax reporting requirements scheduled to take effect in future years in Europe and Canada (see “—Our business and users are subject to tax information reporting requirements in a number of jurisdictions. Such obligations could increase our operational costs and negatively impact the user experience on our platform” below); and
•removal of pet care providers from our platform due to violation of our community standards or other factors we deem detrimental to our community.

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
•negative perceptions about, or our inability to satisfy expectations related to, the usability and functionality of the Rover app;
•increasing prices set by pet care providers;
•fees we charge for the use of our platform;
•taxes we may collect in certain jurisdictions;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•large numbers of pet care provider cancellations;
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
•our platform not being perceived as easy to navigate, including due to pet parents experiencing an unsatisfactory sign-up, search, booking, or payment experience on our platform or our failure to provide a user experience that meets rapidly changing expectations;
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

Our business and users are subject to tax information reporting requirements in a number of jurisdictions. Such obligations could increase our operational costs and negatively impact the user experience on our platform.

In the United States, we are required to report payments we process on our platform on behalf of pet care providers who are U.S. persons if they reach certain payment thresholds to the Internal Revenue Service and certain states. The IRS threshold and certain state thresholds are scheduled to significantly decrease from more than 200 transactions per year and exceeding an aggregate amount of $20,000 in gross processed payments to $600 in gross processed payments starting with the 2023 tax year pursuant to the American Rescue Plan of 2021. In addition to our changing and currently uncertain tax information reporting requirements in the United States, there are a number of international jurisdictions that we operate in which have or are in the process of implementing new tax information reporting requirements. For example, the European Union is expected to have tax information reporting requirements with no minimum threshold starting with the 2023 tax year and Canada is considering similar requirements starting with the 2024 tax year.

These obligations have and are expected to continue to increase our operational costs and could negatively impact the pet care provider experience. In the U.S., this may be due to confusion resulting from the fact that amounts reported on the tax information reporting forms are not reduced to reflect refunds or fees we retain. These obligations could also make our platform less attractive to pet care providers, who may not wish to be subject to these tax information reporting requirements, may not wish to provide their tax identification information, may fail to provide accurate information, or may find their reporting obligations confusing. Any failure by us to meet tax information reporting requirements or to provide a streamlined pet care provider experience in collecting required information could negatively impact our business.

The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition and operating results.

We use proprietary Rover matching algorithms in an effort to maximize pet parent and pet care provider satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet care providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, affecting our ability to improve our algorithms and maintain, market and scale our platform effectively.

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

We plan to invest in new offerings that differentiate us from our competitors. For example, during 2022 we acquired GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in an early-stage company with a complementary service offering, and have increased investment in the Rover blog, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Moreover, beginning in early March 2023, we launched Rover Gear, our first line of dog walking products and everyday essentials for pet parents. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

Our new offerings have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings, or that any of these offerings will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. For example, we previously introduced, then later deactivated, an on-demand dog walking offering and a grooming offering. It is also possible that offerings developed by others will render our offerings noncompetitive or obsolete. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.

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

Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage our brand, thereby harming our ability to compete effectively, which could materially adversely affect our business, operating results and financial condition.

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
•actual or rumored injuries or other incidents involving the safety or security of pets, pet care providers, pet parents, or other members of the public, including incidents that are mistakenly attributed to us and any resulting media coverage;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituents of our network become infected;
•fraudulent activity and transactions on our platform;
•frequent or last-minute cancellations by pet care providers or pet parents;
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
•failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•an actual or perceived failure to comply with legal, tax and regulatory requirements;

•a failure, or perceived failure, to act responsibly in a number of areas, including animal welfare, safety, data security, privacy and data protection, diversity and non-discrimination, concerns relating to the “gig” economy, litigation and response to regulatory activity and local communities;
•our current and future business partners or involvement with companies in which we have investments;
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

All new pet care providers on our platform in the United States and Canada undergo third-party background checks before they can offer their services on our platform. U.S. pet care providers are checked against national criminal offense databases, sex offender registries and certain regulatory, terrorist and sanctions watchlists. Starting early in the first quarter of 2022, any pet care provider in North America who creates a new profile is required to complete an enhanced background check. These enhanced checks are more comprehensive and include a manual search of county-level databases. In the United Kingdom and Western Europe, we use a third party to conduct identity verification on all pet care providers. Pet care provider profiles in all geographies are also subject to review and approval by our team of pet care provider specialists.

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

In addition, we do not independently verify the safety, suitability, location, quality, compliance with our policies or standards or legal compliance, of all pet care providers’ offerings for individual pets and pet parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of pet care provider qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by pet care providers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we do not take steps to re-verify or re-screen pet care provider qualifications or offerings following initial review. We have relied in the past and may continue in the future to rely on pet care providers and pet parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from pet care providers and pet parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual pet care providers or pet parents or may not sufficiently address those risks.

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

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in our operating results, Adjusted EBITDA and key business metrics such as bookings and GBV, which we expect to continue and which may become more extreme. See “Business—Seasonality.” Our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control such as the impacts resulting from the COVID-19 pandemic and non-COVID illnesses. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

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

If our assumptions regarding our pet parent cohort behaviors, acquisition investment and resulting revenue from bookings, including those relating to the effectiveness of our marketing expenditures, prove incorrect, our ability to generate revenue from our investments in new pet parent acquisitions may be less than we have assumed and less than we have experienced in the past. As a result, we may need to adjust expenses or otherwise alter our strategy and our business, financial condition and operating results may be materially adversely affected.

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

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and administrative audits, and other legal and regulatory proceedings at the U.S. federal, state and municipal levels challenging the classification of pet care providers that use our platform as independent contractors. We may also become subject to similar claims and audits in Canada, the United Kingdom and Western Europe, or other international geographies where we may offer our platform in the future.

For example, representative actions, including actions under California’s Private Attorney General Act, or PAGA, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, Melanie Sportsman v. A Place for Rover, Inc., the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff appealed the court’s dismissal to the United States Court of Appeals for the Ninth Circuit. We recently entered into a settlement agreement with the named plaintiff pursuant to which we will make a total payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. The settlement terms do not require us to reclassify pet care providers in California as employees, and in agreeing to the settlement terms we are not admitting any wrongdoing or liability. See Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a more detailed discussion of the representative actions.

In addition, we are currently involved in administrative audits with state employment agencies, including audits related to pet care provider classification. For example, the Washington Department of Labor & Industries, or L&I, opened an audit that resulted in a determination that pet care providers who use the Rover platform are “covered workers” for purposes of workers compensation coverage and made an assessment against us for alleged premium contributions, penalties, and interest owed for calendar year 2017. We have prevailed on three successive appeals of this assessment, most recently to Washington Superior Court, which affirmed a board decision that pet care providers who use the Rover platform are, at most, independent contractors. L&I has appealed the prior decisions in our favor to the Washington Court of Appeals. More recently, L&I opened a second workers’ compensation audit covering the second quarter of 2019 through the first quarter of 2022. This second audit is on hold pending the outcome of the 2017 assessment appeal.

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
The costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) and governmental audits relating to the classification of pet care providers have been and may continue to be material to our business. Furthermore, costs and impacts to our business resulting from changes we may make to our platform and operations in order to ensure compliance with evolving legal frameworks may become material. For example, as a result of the Sportsman settlement agreement, we agreed to modify our platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law.

A reclassification of service providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results, including as a result of:
•monetary exposure arising from or relating to alleged failure to comply with tax withholding and payment obligations, wage and hour laws and requirements (such as those pertaining to unpaid wages and failure to pay minimum wage and overtime, to reimburse for expenses, or to provide required breaks and wage statements), including statutory and punitive damages, penalties and government fines;
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

Online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving. We are or may become subject to a variety of laws in the United States, Canada, the United Kingdom, Western Europe, and other jurisdictions. Laws, regulations and standards governing issues such as worker classification, labor and employment, anti-discrimination, animal safety, home-based pet care licensing and regulation, online payments, gratuities, pricing and commissions, subscription services, intellectual property, background and identity verification checks, algorithm-based discrimination and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws and whether they are applicable to us are often uncertain and may be conflicting, including varying standards and interpretations among countries, between state or province and federal law, between individual states or provinces and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly.

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

We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings, including those involving pet or personal injury, death or illness, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, pet care provider and pet parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we acquire or deploy new products and services.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anti-corruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents who are acting on our behalf. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors and agents, even if it does not explicitly authorize such activities.

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

Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value-added, or similar taxes and may successfully impose additional obligations on us and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition and operating results.

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

We are subject to indirect taxes, such as payroll, sales and use, value-added and goods and services taxes, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently do so, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage pet parents and pet care providers from utilizing our offerings, or could otherwise harm our business, financial condition and operating results. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Additionally, if we or pet care providers try to pass along increased additional taxes and raise fees or prices to pet parents, booking volume may decline.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be materially adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses. As we expand the scale of our international business activities, any changes to U.S. or international taxation of such activities may substantially increase our worldwide effective tax rate, lead to volatility with respect to tax expenses and liabilities from period to period, and materially adversely affect our business, financial condition and operating results. For example, beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the Code. The change did not result in the recognition of any U.S. federal tax liability in 2022, as a result of our ability to utilize U.S. federal net operating loss carryforwards. However, we recognized incremental state tax liability and expense as a result of limitations on the use of state net operating loss carryforwards. If the requirement to capitalize Section 174 expenditures is not modified, it may also significantly impact our effective tax rate and our cash tax liability in future years. Further, the Inflation Reduction Act imposes a 1% excise tax on certain stock buybacks by publicly traded corporations, which will increase the costs associated with our stock repurchase program.

The Organization for Economic Co-operation and Development, or OECD, and its member countries which includes the United States, have been focused for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. The current framework for overhauling the taxation of multinational corporations includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue.

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

As of December 31, 2022, we had accumulated approximately $253.5 million, $135.6 million and $5.2 million of gross federal, state and non-U.S. net operating loss carryforwards, or NOLs, respectively. These NOLs are available to reduce future taxable income with approximately $74.1 million of gross federal NOLs beginning to expire in 2031 and gross state NOLs beginning to expire in 2028. Under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs from taxable years that began after December 31, 2017 may offset no more than 80% of current year taxable income for taxable years beginning after December 31, 2020. NOLs arising in taxable years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. It is possible that we will not generate sufficient taxable income in time to use some or all NOLs before their expiration.

Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We are in the process of performing an assessment of whether a change in control has occurred or whether there have been multiple changes in control, within the meaning of Section 382. Any ownership changes are not currently expected to materially limit the net operating loss carryforwards and research and development credits available to offset our tax liabilities. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of future transactions in our stock, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

There is also a risk that our existing NOLs or tax credits could expire or otherwise be unavailable to offset future income tax liabilities, either as the result of regulatory changes issued, possibly with retroactive effect, by various jurisdictions seeking to raise revenue, or for other unforeseen reasons.

We expect to use a significant amount of cash to satisfy tax withholding obligations in connection with RSU vesting.

We must remit cash to relevant taxing authorities to satisfy obligations in respect to income taxes and social security contributions related to employee RSU vesting. Through 2022, we funded these obligations through “sell-to-cover” transactions, where shares with a market value equivalent to the tax withholding obligation were sold into the market. Beginning in 2023, we adopted a policy to use cash on our balance sheet to satisfy these obligations and withhold shares with a corresponding value from employees. Although this policy reduces stockholder dilution compared to “sell-to-cover” transactions, it does represent a significant use of cash and may adversely affect our financial condition.

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

Our business involves the collection, storage, processing and transmission of personal data and other sensitive and proprietary data of pet parents and pet care providers. Additionally, we maintain, and third-party service providers on our behalf maintain, sensitive and proprietary information relating to our business, such as our own proprietary information, other confidential information and personal data relating to individuals such as our employees. An increasing number of organizations, including those with significant online operations, have disclosed breaches of their systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. We, and our third-party service providers, have experienced and may in the future experience such attacks. In addition, these incidents can originate on our vendors’ systems, which can then be leveraged to access our systems, further preventing our ability to successfully identify and mitigate the attack.

The risks associated with a malicious insider compromising our information systems and infrastructure have grown in light of the greater adoption of remote work as a response to the COVID-19 pandemic. We also have a distributed community support organization including third-party providers that have access to personal data. Other companies have suffered incidents involving such insiders exfiltrating the personal data of customers, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against a sufficiently determined and skilled insider threat.

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

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies and practices restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as personal information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU ePrivacy Directive, the EU General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act, or the TCPA, and similar state laws, Section 5 of the Federal Trade Commission Act and the the CCPA, the CPRA and similar laws in other states. For example, the TCPA and its state counterparts restrict certain telemarketing activities, including the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. We could also face regulatory enforcement by federal and state agencies. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.

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

In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and these changes will lead to additional costs and increase our risk exposure. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The United Kingdom’s recent statements about its intent to replace the UK GDPR cast the adequacy determination further into doubt.

Additionally, we are or may become subject to laws, rules and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA, Switzerland, and the United Kingdom. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from these regions to the United States and other jurisdictions; for example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). On June 4, 2021, the European Commission issued new SCCs that are required to be implemented, and on February 2, 2022, the United Kingdom’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers from the United Kingdom that are also required to be implemented. Continually evolving requirements have created uncertainty and increased the risk around our international operations. We may, in addition to other impacts, be required to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions, to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, to localize certain personal data, and to incur additional costs associated with increased compliance burdens.

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

The CCPA, as amended by the CPRA, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information, including through user-enabled global privacy controls. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act took effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act take effect July 1, 2023, and the Utah Consumer Privacy Act becomes effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

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

Despite our efforts to comply, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, applicable laws, regulations, or obligations. Our failure, or the failure by our third-party providers, pet parents, or pet care providers on our platform, or consequences associated with our efforts to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of data relating to pet care providers, pet parents or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing pet care providers and pet parents from using our platform, or result in fines or other penalties, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and operating results. Even if not subject to legal challenge, the perception of concerns relating to privacy, data protection, or information security, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and operating results.

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

We currently rely on Amazon Web Services, or AWS, to host our platform and support our operations. We do not have control over the operations of the facilities of AWS that we use. The facilities of AWS are vulnerable to damage or interruption from natural disasters, extreme heat or cold spells or other adverse weather events, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform.

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

We rely on third-party payment service providers to process payments made by pet parents and payments made to pet care providers on our platform. If these third-party payment service providers become unavailable or insolvent, our business, operating results and financial condition could be materially adversely affected.

We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. If these companies become unwilling or unable to provide these services to us on acceptable terms, fail to transmit payments owed to us in a timely manner or at all, become insolvent or enter bankruptcy, or regulators take action against them or us, our business may be substantially disrupted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources, may not be as effective, efficient, or well-received by pet care providers and pet parents or adequately address regulatory requirements, and could impact our cash flows. Any of the foregoing risks related to third-party payment service providers, including with regard to compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition.

In addition, the software and services provided by our third-party payment service providers may fail to meet our expectations, contain errors or vulnerabilities, be compromised, and have and may continue to experience outages or delays. Any of these risks could cause, and have caused, us to lose our ability to accept online payments or other payment transactions or facilitate timely payments to pet care providers on our platform, which could make our platform less convenient and desirable to customers and adversely affect our ability to attract and retain pet care providers and pet parents. Compromise of, or default by, a third party payment provider also could result in loss of funds by Rover or by pet care providers.

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

We depend in part on mobile operating systems, such as Android and iOS and their respective application marketplaces, to make our applications available to pet parents and pet care providers that use our platform. Any changes in such systems and application marketplaces that degrade the functionality of our applications, give preferential treatment to our competitors’ applications or limit our ability to market to our customers could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to pet parents and pet care providers, make changes that degrade the functionality of our applications, increase the cost to users or to us of using such mobile operating systems or application marketplaces or our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, our user growth could slow, pause or decline. Our applications have experienced fluctuations in the past and we anticipate similar fluctuations in the future. In addition, these application marketplaces may modify their guidelines and policies at any time, which has imposed and could continue to impose a significant burden on us, prevented and may in the future prevent us from rolling out updates to our applications, or impair our ability to collect or store information we rely on for marketing, measurement, analytics or other business purposes. Any of the foregoing risks could adversely affect our business, financial condition and operating results.

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

Our future success will depend in part on the continued service of our senior management team, key technical employees and other highly skilled employees, including Aaron Easterly, our co-founder and chief executive officer, Brent Turner, our chief operating officer and president, and Charlie Wickers, our chief financial officer, and on our ability to continue to identify, hire, develop, motivate and retain talented employees. Our U.S.-based employees, including our senior management team, work for us on an at-will basis and there is no assurance that any such employee will remain with us. Any changes in our senior management team or our failure to engage in effective succession planning may be disruptive to our business.

We face intense competition for highly skilled employees. For example, competition for engineering talent is particularly intense and engineering support is particularly important for our business. To attract and retain top talent, we have offered and believe we will need to continue to offer competitive compensation and benefits packages, including by keeping pace with substantial market increases and inflation. Our competitors may be successful in recruiting and hiring members of our management team or other key employees and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Recent job market dynamics, where the number of workers who quit their job in a single month has broken multiple all-time U.S. records since early 2021 — referred to as the “Great Resignation” —increased the challenge of employee retention.

Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and engagement could suffer, which could adversely affect business, financial conditions and operating results.

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

Meeting the support expectations of pet care providers and pet parents requires significant time and resources from our support team and significant investment in staffing, technology (including automation and machine learning to improve efficiency), infrastructure, policies and support tools. The failure to develop the appropriate technology, infrastructure, policies and support tools, to hire new operations personnel in a manner that keeps pace with our continued growth, or to manage or properly train our support team, could compromise our ability to resolve questions and complaints quickly and effectively. As part of our 2020 workforce reduction, we significantly reduced the number of employees in our support organization and our technology organization, and since the beginning of 2021 it has been necessary to rapidly increase such personnel, which impacts, or could in the future impact, our ability to provide effective support.

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

We procure third-party insurance policies to cover various operations-related risks, including general liability, auto liability, excess and umbrella liability, employment practices liability, workers’ compensation, property, cybersecurity and data breaches, crime and fiduciary liability, and directors’ and officers’ liability. For certain risks, including certain business interruption losses, such as those resulting from the COVID-19 pandemic or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance, or such insurance may not cover all claims. For example, claims arising from misclassification of contractors are excluded from our employer’s liability policy. In addition, we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers become insolvent, such provider would be unable to pay any operations-related claims that we make. Further, some of our agreements with vendors require that we procure certain types of insurance and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these vendor agreements.

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

Our capacity for continued growth depends in part on our ability to expand our operations into and compete effectively in new local markets, including in geographies outside of the United States, and new offerings. It may be difficult for us to accurately predict pet parent preferences and purchasing habits in new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of pet care providers that are available and our costs associated with insurance, support, fraud and onboarding new pet care providers. Each market also is subject to distinct competitive and operational dynamics. These include our ability to provide more attractive offerings than alternative options, to provide effective customer support and to efficiently attract and retain pet parents and pet care providers, all of which affect our sales, operating results and key business metrics. We may experience fluctuations in our operating results due to changing dynamics in the local markets in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition and operating results could be materially adversely affected.

Our headquarters and other essential business operations could face catastrophic events, including those from natural or climate change-related disasters, that may disrupt and harm our operations.

Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We maintain additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. Certain pet parents, pet care providers, remote employees and third-party customer service support personnel live in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, pet parents, pet care providers, employees, third-party customer service support personnel or the surrounding area. The occurrence of a natural or climate-related disaster such as an earthquake, drought, flood, fire (such as the recent wildfires in Washington and in the western United States and Canada), hurricane, heat wave, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could negatively impact bookings on our platform, adversely impact our ability to provide timely customer service, and cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018, and we may continue to expand our international operations. We are a growing platform with pet care providers in over 29,000 neighborhoods globally as of December 31, 2022. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•an inability to successfully tailor our product offerings to different cultural customs and norms;
•complying with varying laws and regulatory standards, including with respect to labor and employment, data privacy, data protection, and information security, tax and local regulatory restrictions;
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

As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. For example, we recently consummated a small acquisition of GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in another early-stage company with a complementary service offering. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:

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

The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, which could also result in adverse publicity and damage to our reputation. While the SBA recently reviewed our PPP Loan and requested documentation without incident, the SBA could still conduct further reviews and request additional documentation. While we believe we can demonstrate that we satisfied all eligibility criteria and used all proceeds for permissible expenses, there is no guarantee that the SBA will agree, and any adverse findings or prolonged audit proceedings could, in addition to fines or penalties, result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Financial Reporting and Disclosure

Because we recognize revenue upon the start of a booked service and not at booking, upticks or downturns in bookings are not immediately reflected in our operating results.

We experience a difference in timing between when a booking is made and when we recognize revenue, which occurs when the service is provided. The effect of significant downturns in bookings or increases in cancellations for upcoming booking dates in a particular quarter may not be fully reflected in our operating results until future periods because of this timing in revenue recognition, but would reduce our deferred revenue for the relevant period.

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

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of the entire company. For example, in 2022 an activist investor acquired a stake in a company that, like us, went public via a merger with a special purpose acquisition company, or SPAC, and recommended that it consider strategic alternatives, including a sale, citing, among other reasons, its recent stock price underperformance and the market’s largely unfavorable view of companies taken public via a SPAC. We could face a similar campaign if the unfavorable view of SPACs continues or if our stock price does not improve. Responding to proxy contests, which may increase as a result of the Securities and Exchange Commission’s universal proxy rules, and other actions by activist stockholders can lead to changes in governance and reporting, be extremely costly and time-consuming, divert the attention of our board of directors, or the Board, and senior management from the management of our operations and the pursuit of our business strategies, and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

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

The material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of Nebula Caravel Acquisition Corp. our legal predecessor, or Caravel, related to warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial statement disclosures. The other material weaknesses described above did not result in a material misstatement to the consolidated financial statements; however they did result in adjustments to several accounts and disclosures prior to the original issuance of the financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of the financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel, implementing additional procedures and controls, and engaging an external advisor. See Part II, Item 9A “Controls and Procedures—Material Weaknesses and Remediation Measures Taken” of this report for a discussion of these remediation measures. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A Common Stock is listed, the SEC, or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies and issue shares to effect a business combination. In either case, there could be a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A Common Stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

Our management’s first annual assessment of the effectiveness of our internal control over financial reporting is included in this report. See Part II, Item 9A “Controls and Procedures—Management’s Report on Internal Control over Financial Reporting.”

Starting with our first quarter 2023 quarterly report on Form 10-Q, we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or eligible for other relief. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and March 3, 2023, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.14 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•the impact of the COVID-19 pandemic and other non-COVID illnesses on our business;
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, any failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, volatile equity capital markets, changes in monetary and fiscal policy and economic uncertainty and recessions, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
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
•stock repurchase programs undertaken by us;
•any major change in our board of directors or management;
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
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
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
•changes in our capital structure, such as future issuances of securities, including the last tranche of 2,192,687 shares of Class A Common Stock that may be issued to former Legacy Rover stockholders upon the Class A Common Stock achieving certain share price milestones pursuant to our Business Combination Agreement with Caravel, or Earnout Shares, or the incurrence of debt;
•the volume of shares of Class A Common Stock available for public sale or being sold, including shares sold to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options, shares sold pursuant to Rule 10b5-1 plans that have been adopted by our executive officers and employees, and any shares sold if we reimplement a “sell-to-cover” program to satisfy tax withholding obligations for grants of RSUs;
•sales or other distributions of shares of Class A Common Stock by us or our stockholders;
•sales or other distributions of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales or other distributions could occur; and
•other factors identified throughout these “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities may not be predictable. A loss of investor confidence in the market for retail, technology or growth stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. Volatility in the equity capital markets or a decline in the market price of our securities also could adversely affect our ability to issue additional equity securities, our ability to obtain additional financing in the future to fund business operations or future growth plans, and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees.

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

As of March 3, 2023, our executive officers, directors and their affiliates as a group beneficially owned approximately 36% of the Class A Common Stock representing approximately 34% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 Earnout Shares, unvested RSUs and options to purchase Class A Common Stock that remain issued and outstanding, and equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, and approval of significant corporate transactions. They may also have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control and might affect the market price of our Class A Common Stock.

In addition, Nebula Caravel Holdings, LLC holds the right to designate a director to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and could make the approval of certain transactions difficult or impossible without the support of insider stockholders and their votes.

If we are unsuccessful in our Delaware General Corporation Law Section 205 proceeding, the uncertainty with respect to our capital structure could have a material adverse effect on us until the underlying issues are definitively resolved.

On July 28, 2021, Caravel held a special meeting of stockholders, or Special Meeting, to approve certain matters relating to the business combination between Caravel and Legacy Rover, including a proposal, or the Governing Documents Proposal, to amend Caravel’s then-effective Amended and Restated Certificate of Incorporation dated December 8, 2020.

The Governing Documents Proposal was approved by the affirmative vote of (1) the holders of a majority of the outstanding shares of Class B common stock, voting separately as a single class, and (2) the holders of a majority of the outstanding shares of Class A Common Stock and Class B common stock voting together as a single class. Although Caravel did not seek approval from the holders of Class A Common Stock, voting separately as a single class, a majority of the outstanding shares of Class A Common Stock were voted in favor of the Governing Documents Proposal. Since the Closing, we have been proceeding with the understanding that the Governing Documents Proposal is valid, including by issuing securities in reliance thereon.

We continue to believe that the lack of disclosure of the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock, voting separately as a single class, should not affect the validity of the approval of the Governing Documents Proposal. However, to resolve any uncertainty with respect to our capital structure introduced by a recent ruling by the Delaware Court of Chancery, or Court of Chancery, and consistent with the approach taken by certain other similarly situated companies, on February 27, 2023, we filed a petition in the Court of Chancery under Section 205 of the DGCL to seek validation of the filing and effectiveness of our Restated Charter, including the amendments approved by the Governing Documents Proposal, and the shares issued in reliance on the Restated Charter. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts. Concurrently with such petition, we filed a motion to expedite the hearing on the petition. On March 1, 2023, the Court of Chancery granted the motion to expedite and scheduled a final hearing to consider the merits of the Petition for March 14, 2023.

If we are unsuccessful in our Section 205 proceeding, the uncertainty with respect to our capital structure resulting from the Court of Chancery’s ruling referenced above could have a material adverse effect on us until the underlying issues are definitively resolved, including potential legal claims by stockholders and on: (1) our ability to complete equity financing transactions or acquisitions or issue stock-based compensation; (2) the value of our Class A Common Stock; (3) our listing on the Nasdaq Global Market; and (4) our ability to timely make SEC filings. This uncertainty could impair our ability to raise additional capital, execute our business plan, attract and retain employees, management and directors, and adversely affect our commercial relationships.

Because there are no current plans to pay cash dividends on our Class A Common Stock for the foreseeable future, investors may not receive any return on investment unless they sell their Class A Common Stock at a price greater than what they paid for it.

We intend to retain future earnings, if any, for future operations and expansion and any future debt repayment. There are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, investors may not receive any return on an investment in our Class A Common Stock unless they sell their Class A Common Stock for a price greater than that which they paid for it.

Our stockholders may experience significant dilution in the future.

The percentage of shares of our Class A Common Stock owned by current stockholders will be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards granted to our directors, officers and employees or meeting the conditions under the last tranche of 2,192,687 Earnout Shares. These issuances may have a significant dilutive effect on our earnings per share, which could adversely affect the market price of our Class A Common Stock. For example, because the volume weighted average price of our Class A Common Stock over the 20 trading days preceding and inclusive of September 29, 2021 exceeded $12.00 and $14.00, the first two tranches of Earnout Shares were triggered, and we issued an aggregate of 17,540,964 Earnout Shares to eligible former Legacy Rover stockholders in October 2021. Further, in connection with the redemption of all of our outstanding warrants, we issued 2,046,220 shares of Class A Common Stock in January 2022 related to the cashless exercise of certain of those warrants during December 2021 and January 2022.

We currently utilize “sell-to-cover” transactions to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options. We have previously utilized, and may utilize again in the future, “sell-to-cover” transactions to satisfy tax withholding obligations for the vesting of RSUs. Under “sell-to-cover,” shares with a market value equivalent to the tax withholding obligation and aggregate exercise price will be sold on behalf of the individual exercising vested options to cover the tax withholding liability and aggregate exercise price, and the cash proceeds related to tax withholding obligations from these sales will be remitted by us to the taxing authorities. These sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for options, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any exercise event, such sales volume may cause our stock price to fluctuate.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

In February 2023, our Board approved a share repurchase program authorizing the purchase of up to $50 million of Class A Common Stock. The repurchase program does not obligate us to acquire any specific number of shares of Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates and inflation, global conflicts, and the ongoing COVID-19 pandemic. Repurchases under the program have been authorized for the next 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of the Board, which may result in a decrease in our stock price. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A Common Stock.

The existence of a share repurchase program could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Any failure to repurchase the entire $50 million authorized under our share repurchase program may negatively impact our reputation, investor confidence in us, and our stock price. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Although share repurchase programs are intended to enhance long-term stockholder value, there is no assurance ours will do so because our stock price may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our program. Share repurchases could have an impact on our stock price, increase the volatility of our stock price, or reduce our available cash balance such that we may be required to seek financing to fund capital expenditures and strategic acquisitions or business opportunities.

Delaware or Washington law and provisions in our certificate of incorporation and bylaws might delay, discourage or prevent a change in control or changes in our management, thereby depressing the market price of our Class A Common Stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make an acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:
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

These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock and could also affect the price that some investors are willing to pay for our Class A Common Stock.

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

We must continue to improve our internal control over financial reporting. We are making our first formal assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2022 in this report, and once we cease to be an emerging growth company or eligible for other relief, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. For example, we have determined that our internal control over financial reporting is not effective as of December 31, 2022 due to the existence of material weaknesses as described in Part II, Item 9A of this report, and due to these material weaknesses we also determined that our disclosure controls and procedures were not effective. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in internal control over financial reporting that are deemed to be material weaknesses.

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

Our marketable securities portfolio includes various holdings, types, and maturities. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our consolidated balance sheets at their estimated fair value. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and credit loss reserves are reported within other income (expense), net in the consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates would adversely impact our interest income.

Growing focus on evolving environmental, social, and governance issues (ESG) by stockholders, customers, regulators and other stakeholders may impose additional risks and costs on our business.

Environmental, social, and governance, or ESG, matters have become an area of growing and evolving focus among public company stockholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face heightened expectations with respect to their practices, disclosures and performance in relation to climate change, diversity, equity and inclusion, human capital management, cybersecurity, data privacy and security, supply chains (including human rights issues), among other topics.

If we fail to meet evolving investor and stakeholder expectations on ESG matters or if we are perceived not to have responded appropriately or in a timely manner to ESG issues that are material to our business, including failing to satisfy reporting and disclosure expectations, we may experience harm to our brand and reputation, adverse press coverage, a reduction in our attractiveness as an investment, greater regulatory scrutiny and potential legal claims, greater difficulties in attracting and retaining customers and talent, and as a consequence, our business, results of operations, financial condition and/or stock price could be materially adversely affected. We also expect to incur additional costs and require additional resources to monitor, report, and comply with various ESG initiatives, including the proposed SEC rules on cybersecurity and climate change.

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

Since 2021, we have incurred increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Rover did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, and the rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated thereunder, the Public Company Accounting Oversight Board, and the Nasdaq listing standards impose additional reporting and other obligations on public companies. Compliance with these requirements will increase costs, make certain activities more time-consuming, and require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. If any issues in complying with these new requirements are identified (for example, if our management or independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us, and it may be more expensive to obtain director and officer liability insurance.

Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Our public company status has made it more difficult and more expensive to obtain director and officer liability insurance, and we have incurred considerable costs to maintain the level of coverage that we believe is appropriate for a public company. In addition, such insurance provides for a substantial retention of liability, is subject to limitations and may not cover a significant portion, or any, of the expenses we may now incur or be subject to in connection with any stockholder class action or other litigation to which we are named as a party.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to take advantage of this extended transition period.

We cannot predict if investors will find our Class A Common Stock less attractive if we choose to continue to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A Common Stock less attractive because we continue to rely on any of these exemptions, there may be a less active trading market for the Class A Common Stock and the market price of the Class A Common Stock may be more volatile and may decline.

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 185,045,456 shares of Class A Common Stock outstanding as of March 3, 2023 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

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

We have filed registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock reserved for future issuance under our equity compensation plans. The Form S-8 registration statements became effective automatically upon filing, and shares covered by the registration statements became eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates. Subject to the satisfaction of applicable vesting restrictions, the shares issuable upon exercise of outstanding stock options, vesting of RSUs and other awards will be available for immediate resale in the public market. Sales of Class A Common Stock pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for investors to sell shares of our Class A Common Stock at a time and price that they deem appropriate.

Sales, short sales, or hedging transactions involving our equity securities could adversely affect the price of our Class A Common Stock.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters are located in Seattle, Washington and consists of approximately 91,000 square feet under an operating lease that expires in 2030. We sublease approximately 31,000 square feet of our corporate headquarters. We lease additional offices in Spokane, Washington, San Antonio, Texas, and Barcelona, Spain. We use our corporate headquarters and our other offices primarily for our management, engineering, marketing, operations and support, accounting, finance, legal, human resources, general and administrative, and information technology teams.

We believe that these facilities are generally suitable to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations. In the second half of 2022, we adopted a policy empowering department heads to determine the in-office and remote work requirements for their teams. While we will maintain office space for employees to work, learn and collaborate, we may exit lease agreements or enter into subleases and, therefore, incur lease impairments and increased costs for travel and software tools. Any impairments or increased costs may be material. For more information about our lease commitments, see Note 11—Commitments and Contingencies under the subsection titled “Leases” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 3.    Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other” in our Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
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
Holders

As of March 3, 2023, there were 105 stockholders of record of our Class A Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our Class A Common Stock and have no current plans to declare or pay any cash dividends in the foreseeable future. Any future decision to declare and pay dividends will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. We may enter into credit agreements or other borrowing arrangements in the future that may restrict our ability to declare or pay cash dividends or make distributions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 6.    [Reserved].
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 and the related notes included in Part II, Item 8 of this report. This section of this Form 10-K generally discusses fiscal years 2022 and 2021 and year-to-year comparisons between 2022 and 2021. Discussions of fiscal year 2020 and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K, including for key business metrics and non-GAAP financial measures, and the impact of the COVID-19 pandemic on our results during fiscal years 2020 and 2021, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 21, 2022.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans, estimates and strategy for our business and our expectations regarding future revenue and expense trends and liquidity, includes forward-looking statements based upon current expectations that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Rover,” “the Company,” “we,” “us” and “our” refer to Rover Group, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Overview
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover was founded to give pet parents a better alternative to relying on friends and family, neighbors, and kennels for pet care. It is the world’s largest online marketplace for pet care based on publicly available app reviews and user counts. Our online marketplace aims to match pet parents with pet lovers who are dedicated to providing excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to discover and book the right pet care providers for them and their pets, communicate with providers, and read and write reviews. Our platform enables pet care providers to manage bookings, communicate with pet parents, independently set pricing, define the terms and delivery of their services, and receive payment, all in a simple and cost-effective way.
We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy day care, dog walking, and drop-in visits. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through December 31, 2022, more than 4.1 million unique pet parents and over 870,000 pet care providers across North America, the United Kingdom and Western Europe have matched to book or provide a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from our pet care marketplace platform that connects pet parents and pet care providers. We collect service fees from both pet parents and pet care providers. We earn more revenue as more pet parents request and pet care providers accept and complete bookings. We also earn revenue from ancillary sources such as provider onboarding, virtual pet training services, affiliate fees via our blog, and sales of products in the Rover Store.
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
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
Bookings
We define a booking as a single arrangement between a pet parent and pet care provider on the Rover platform prior to cancellations, which can be for a single night or multiple nights for overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for daytime services. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that pet parents new to Rover book on our platform during a period. We define repeat bookings as the total number of bookings from pet parents who have ever had a previous booking on Rover, inclusive of pet parents who had their first booking within the same quarter.

New bookings for the year ended December 31, 2022 exceeded the peak from the release of pent-up demand from the prior year period, when pandemic fears eased in the United States and drove a surge of new pet parents to our platform. The improvement in new bookings for the year ended December 31, 2022 as compared to the prior year period was driven by continued recovery in travel behavior in our markets, including substantially increased demand in our international markets. This was especially the case in the United Kingdom and Canada, as pandemic-related travel restrictions and risk aversion eased relative to the prior year period. We expect the significant growth rate in new international customers during the year ended December 31, 2022 to moderate going forward, as these had benefited from pent-up travel demand dynamics that are more one-time in nature. Moreover, starting in the second quarter of 2022 and continuing through the fourth quarter, we are seeing the Google query volume for some key terms, which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, but still significantly above 2019 levels.
The improvement in repeat bookings for the year ended December 31, 2022 as compared to the prior year period was driven by the increased pet parent base relative to 2021 as new pet parents have joined the platform over the last twelve months. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the prior year period.
Gross Booking Value
GBV represents the dollar value of bookings on the Rover platform during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes, and alterations, and is exclusive of tips and Rover’s other ancillary revenue streams. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents, as well as increased provider-set prices, and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period. While bookings historically peak during the third quarter, GBV historically tends to peak in the fourth quarter due to higher average booking values associated with longer duration stays.

The improvement in GBV for the year ended December 31, 2022 as compared to the prior year period was driven by the increase in bookings, as well as higher average bookings values as discussed below under “—Factors Affecting our Performance—Service Booking Mix.” In the year ended December 31, 2022, international markets were 8% of GBV compared to 5% in the prior year period. Although full year GBV growth was particularly strong in the United Kingdom and France, we expect the high GBV contribution from new international customers during the year ended December 31, 2022 to moderate going forward, as these had benefited from pent-up travel demand dynamics in the year that are more one-time in nature.
Impact of COVID-19 and Other Health Trends
The ongoing COVID-19 pandemic and other seasonal illnesses continue to impact communities globally, including in the markets we serve, which in turn impacts our business. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements, which could result in fewer bookings and higher than average cancellation rates if the pandemic or permanent changes in working arrangements depress travel or office attendance.
Although demand improved during 2022, we believe demand levels and cancellation rates continue to be negatively affected by our users’ reactions to COVID-19 variants and increases in case counts, as well as other seasonal illnesses. See “—Factors Affecting Our Performance—Cancellation Rates.” We achieved increases in revenue, GBV and new and repeat bookings in the year ended December 31, 2022 as compared to the prior year period. However, as our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business.

We believe that a return to pre-pandemic travel levels and in-office work would be a positive factor on our growth. However, the impact of the COVID-19 pandemic, including the resulting complications from COVID-19, and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, continued to negatively affect our results in 2022, including rates of growth in new pet parent acquisition, repeat bookings, and GBV. The extent to which the pandemic will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, other health-related events, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
We had taken action to promote the health and safety of our employees during the COVID-19 pandemic. In the second half of 2022, we adopted a policy empowering department heads to determine the in-office and remote work requirements for their teams. While we will maintain office space for employees to work, learn and collaborate, we may exit lease agreements or enter into subleases and, therefore, incur lease impairments and increased costs for travel and software tools. Any impairments or increased costs may be material.

Key Trends and Uncertainties
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interests rates, significant U.S. and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, monetary and fiscal policy changes, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, volatility in the stock market, any failure to lift the U.S. debt ceiling, and the economic uncertainty or any recession resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the markets we serve, any of which could adversely affect our future business, operating results and financial position. To date, these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition, although we have seen the growth rate of pet care provider price increases slow significantly throughout 2022. However, the full impact of these macroeconomic and geopolitical events and trends on our business, results of operations, cash flows, and financial condition remains uncertain, and will depend on future developments that we may not be able to accurately predict. See “Risk Factors—Risks Related to Our Business and Industry.”
We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of pet care providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results. See “Risk Factors—Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law, our business would be materially adversely affected” and Note 11—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a settlement agreement we entered into with respect to a classification lawsuit in California. As part of the settlement agreement, we agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. These changes could adversely impact our revenue and operating expenses.
See also “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our foreign currency, investment and interest rate, and inflation risks and “Factors Affecting our Performance” below.
See “Business—Seasonality” for a discussion of seasonal trends that impact our business.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below. See Part I, Item 1A of this report titled “Risk Factors.”
Growth of our Base of Pet Parents
Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers, as new pet parent acquisition is an important driver of future revenue. We drive pet parents to our platform through word-of-mouth, as well as from a variety of paid marketing channels such as paid search, social media, video, and other online and offline channels, including distribution partnerships. For example, starting in October 2022, we entered a new distribution channel in the employer sponsored back-up care space with Bright Horizons. This partnership provides employees who have employer sponsored child care benefits the opportunity to use those benefits to book pet care services on Rover. We believe it provides a positive incentive for both new and repeat bookings, and is an example of the type of distribution partnerships we may pursue in the future.
Repeat Booking Activity
Our aim when we attract a new pet parent is to continue to generate bookings from that pet parent. As new pet parents return to the platform, we see an overall increase in repeat bookings. We define a repeat pet parent as any pet parent that has an incremental booking beyond their first. In the year ended December 31, 2022, repeat bookings increased 36% to 4.6 million from the prior year period as our business recovered. In the year ended December 31, 2022, repeat bookings as a percentage of total bookings was 83%, compared to 81% in the prior year period. While higher new pet parent acquisition during the COVID-19 pandemic drove down the ratio of repeat pet parents to new pet parents, we believe this ratio highlights the future potential of our existing pet parent base to return as the marketplace continues to scale. We believe this ratio will continue climbing towards the mid to high 80% range.

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
Our growth strategy includes evaluating acquisitions that can accelerate our growth and operating leverage. The timing of acquisitions and related integration will impact our financial results. For example, in 2022 we acquired GoodPup, an early-stage company that operates a virtual dog training platform, and invested in an early-stage service for pet parents that is complementary to our current offerings. See Note 4—Business Combinations and Note 6—Investments to our consolidated financial statements included in Item 8 of this report for additional information. In addition, we believe that expanding product and service offerings may help us to better provide value to pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement of existing pet parents.
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
In addition, pet care providers have in the past sourced bookings through our platform and then completed the transaction off of our platform and may continue to do so or may increase the share of bookings that they take off our platform. We endeavor to reduce this activity through continual improvements to our platform and other offerings, such as the Rover Guarantee, that incentivize pet care providers and pet parents to transact through Rover. In addition, our matching algorithm is designed to identify signals of high quality care that are observable from platform transactions, such as repeat booking activity, and to increase the chance that pet care providers exhibiting such signals are featured to pet parents. We also have notifications in the platform that encourage pet care providers to book through the platform, and we identify and deactivate serial diverters from the platform. Despite these attributes, we cannot prevent off-platform transactions entirely.
As of December 31, 2022, we had over 330,000 addressable pet care providers available to book on our platform, up 44% from December 31, 2021. An addressable pet care provider is defined as a provider who, in the past six months, has joined the platform for the first time or has serviced at least one booking, and remains available for future bookings. Our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform is an important factor in our ability to serve pet parents and, in turn, drive the bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results of our business.

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
As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the average booking value, or ABV, will fluctuate. We have observed ABV increases since the second quarter of 2021 at the service level, likely in response to the rising rate of inflation in the markets we serve. Providers have increased prices particularly for overnight services and for their new pet parents, while retaining relatively lower prices for their legacy pet parents. We have seen the rate of ABV increases moderate starting in the second quarter of 2022. For the year ended December 31, 2022, ABV was $144, up 15% from the prior year period. Approximately two-thirds of this ABV increase was drive by increased pricing set by pet care providers, while the remainder was from a slightly higher number of nights in an average overnight booking. While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, pet care providers could increase their prices on our platform to a point that causes pet owner demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition. We have also introduced product features that have positively impacted ABV. For example, in the fourth quarter of 2021, we introduced our extended stay billing feature, which allows pet care providers to charge based on more specific pick-up and drop-off times agreed with pet owners. Overall, we expect ABV to grow modestly on a seasonal basis, although the trends and uncertainties addressed in “—Key Trends and Uncertainties” could adversely impact ABV growth trends.
We recognize GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between the booking and the commencement of service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and for the holidays. GBV has also been impacted by COVID-19, due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other health-related considerations. In the year ended December 31, 2022, we saw the lead time between overnight bookings and service of 20 days, compared to 18 days during the prior year period. In the year ended December 31, 2022, on a blended basis across services, we saw lead time between booking and service of 13 days, up from 12 days in the prior year period.
In the year ended December 31, 2022, overnight services made up 44% of total bookings, and the remaining 56% resulted from daytime services, compared to 45% of total bookings with overnight services and 55% with daytime services in the year ended December 31, 2021. Drop-in visits, which we categorize as daytime services, are sometimes substitutes for overnight care, especially with respect to cat care. In the year ended December 31, 2022, drop-in services made up 23% of total bookings, compared to 22% in the prior year period.
In the year ended December 31, 2022, 69% of GBV was with overnight services, and the remaining 31% was with daytime services, which was the same as the year ended December 31, 2021.
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
We define cancellation rate as canceled bookings value divided by GBV for the relevant period. In 2019, prior to the onset of COVID-19, our cancellation rate was 9.3% of GBV, which increased to 20.5% of GBV in 2020 and 14.1% of GBV in 2021. In the year ended December 31, 2022, our cancellation rate remained at 14.0% of GBV, as cancellation rates stayed elevated and continued to closely correlate with users on our platform discussing COVID-19, illness, or similar topics. During peak pandemic periods, cancellation rates were closely correlated to COVID-19 levels reported in third-party wastewater data, which was used by public health officials to track the presence of the SARS-CoV-2 virus in wastewater samples across the United States, although by the second half of 2022, this correlation decreased in the absence of another large COVID-19 wave. We currently expect elevated cancellation rates to remain during 2023 at approximately the 14.6% cancellation rate experienced during the fourth quarter of 2022, adjusted for seasonality on a quarterly basis.
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for use of our platform, net of discounts, cancellations, and refunds and sales tax paid on behalf of pet parents and pet care providers. We recognize revenue at the start of pet care services being provided under a booking. We also derive revenue from pet care provider onboarding fees in order to be listed on our platform.

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
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, as well as third-party costs related to outsourced operations and support providers. This team assists with onboarding new pet care providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across our marketplace, and community support provided via phone, email, and chat to our pet parents and pet care providers. This support includes assisting and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities and information technology expense to operations and support expense based on headcount. Notwithstanding the decrease in operations and support expenses as a result of the restructuring discussed below, we expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best service possible for our users, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace.
Marketing

Marketing expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs associated with our marketing team. These expenses also include digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising which are focused on pet parent acquisition and brand marketing. In 2020, we significantly curtailed our discretionary marketing spending in response to the COVID-19 pandemic in addition to reducing headcount to our marketing team as part of our restructuring plan. Beginning in the second quarter of 2021, we steadily increased discretionary marketing spending as demand returned after the vaccine rollout and easing of COVID-19 restrictions. Despite our plan to increase discretionary marketing in 2022, we pulled back on marketing spending due to multiple COVID-19 variant waves and their impact on the business. We intend to increase our investment in marketing which will likely cause marketing expense to increase slightly as a percentage of revenue, relative to recent periods.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs for employees in marketplace, data science, and engineering, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems. In 2020, we reduced the headcount in our product development team as part of our restructuring plan. In 2021 and 2022, we increased the headcount as we invested in our product and engineering efforts. We expect that our product development expenses will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue in the short term as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our product development.
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
General and Administrative
General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in corporate functions, legal settlements, as well as management, accounting, legal, corporate insurance and other expenses used to run the business. In 2020, we reduced the headcount in our general and administrative functions as part of our restructuring plan. In 2021 and 2022, we increased headcount, professional services, insurance and software to support the growth of our business and our requirements as a newly public company. We expect to incur additional general and administrative expenses to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
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
Change in Fair Value of Other Investments
Change in fair value of other investments consists of the fair value remeasurement of the convertible note receivable from our equity method investee. See Note 6—Investments, to our consolidated financial statements included in Item 8 of this report for additional information.
Change in Fair Value of Earnout Liabilities
Change in fair value of earnout liabilities consists of the change in fair value of our contingent earnout liability. See Note 2—Summary of Significant Accounting Policies and Note 7—Fair Value, to our consolidated financial statements included in Item 8 of this report for additional information.
Change in Fair Value of Derivative Warrant Liabilities
Change in fair value of derivative warrant liabilities consists of the change in fair value of our Class A common stock warrant liabilities. See Note 2—Summary of Significant Accounting Policies and Note 7—Fair Value, to our consolidated financial statements included in Item 8 of this report for additional information.

Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments.
Benefit from income taxes
We are subject to income taxes in the United States and several foreign jurisdictions. Foreign jurisdictions impose different statutory tax rates than in the United States. Accordingly, our effective tax rate varies based upon several factors, including our jurisdictional mix of income, changes in the valuation allowance on our U.S. deferred tax assets, the tax impacts related to acquisitions and investments, and changes in tax law.

We have recorded a valuation allowance against our U.S. deferred tax assets, including Federal and state net operating loss and credit carryforwards, and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal.
Loss from equity method investments
Loss from equity method investments consists of our share of income or loss from our investment in an early-stage service for pet parents that is complementary to our current offerings.
Results of Operations
Given macroeconomic and other factors discussed above under “—Key Trends and Uncertainties” and the remaining uncertainty surrounding the COVID-19 pandemic and other non-COVID seasonal illnesses, financial performance for prior and current periods may not be indicative of future performance.
Comparisons for the Years Ended December 31, 2022 and 2021
The following tables set forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$174,010	$109,837
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41,058	26,536
Operations and support	26,801	14,928
Marketing	36,807	19,937
Product development	27,529	22,712
General and administrative	65,794	35,559
Depreciation and amortization	5,938	7,327
Total costs and expenses	203,927	126,999
Loss from operations	(29,917)	(17,162)
Other income (expense), net:
Interest income	3,974	49
Interest expense	(80)	(2,952)
Change in fair value of other investments	598	—
Change in fair value of earnout liabilities	—	(46,015)
Change in fair value of derivative warrant liabilities	4,579	2,089
Other income (expense), net	(617)	(284)
Total other income (expense), net	8,454	(47,113)
Loss before income taxes and equity method investments	(21,463)	(64,275)
Benefit from income taxes	82	226
Loss from equity method investments	(598)	—
Net loss	$(21,979)	$(64,049)

________________
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operations and support	$1,761	$545
Marketing	1,147	725
Product development	5,407	3,821
General and administrative	10,744	5,970
Total stock-based compensation expense	$19,059	$11,061
The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2022	2021
Revenue	100%	100%
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	24	24
Operations and support	15	14
Marketing	21	18
Product development	16	21
General and administrative	38	32
Depreciation and amortization	3	7
Total costs and expenses	117	116
Loss from operations	(17)	(16)
Other income (expense), net:
Interest income	2	—
Interest expense	—	(3)
Change in fair value of other investments	—	—
Change in fair value of earnout liabilities	—	(42)
Change in fair value of derivative warrant liabilities	2	2
Other income (expense), net	—	—
Total other income (expense), net	4	(43)
Loss before income taxes and equity method investments	(13)	(59)
Benefit from income taxes	—	—
Loss from equity method investments	—	—
Net loss	(13)%	(59)%
________________
(1)Costs and expenses include stock-based compensation expense.
Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenue	$174,010	$109,837	$64,173	58%

The increase in revenue was primarily due to a 32% increase in the number of bookings on our platform as a result of increased repeat bookings and new pet parent growth, in both the U.S. and international markets, as well as a 15% increase in ABV due to increasing prices set by pet care providers and higher provider onboarding revenue from an increase in pet care providers joining the platform.

We expect revenue to increase for the year ending December 31, 2023 driven by increased bookings resulting from continued recovery in travel, paired with moderate growth in average booking values. However, we cannot predict the impact of macroeconomic trends and COVID-19 variants and the longer term impact of the pandemic on consumer behavior. See “—Key Trends and Uncertainties” and “—Impact of COVID-19 and Other Health Trends.”
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$41,058	$26,536	$14,522	55%
The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 58% increase in revenue as the business continues to recover from the COVID-19 pandemic. The increase includes a $7.3 million increase in merchant fees related to higher interchange fees imposed in 2022, a $3.3 million increase in costs related to provider onboarding, a $1.7 million increase in customer claim costs related to the Rover Guarantee program, a $1.4 million increase in technology platform costs, and a $0.6 million increase in trainer costs associated with GoodPup, our virtual dog training platform subsidiary. These increases were driven by changes in demand for our platform as illustrated by the 53% increase in GBV and related platform activity.

We expect cost of revenue (exclusive of depreciation and amortization shown separately) to increase in absolute dollars for the year ending December 31, 2023 due to increased bookings as the impact of the COVID-19 and related variants recedes, resulting in further recovery in travel and more workers returning to the office.
Operations and Support

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Operations and support	$26,801	$14,928	$11,873	80%
The increase in operations and support expenses was the result of a $7.2 million increase in personnel-related costs due to a 98% increase in average headcount for the operations and support team as well as a $2.0 million increase in third-party costs related to outsourced support providers in response to changes in demand for our platform as illustrated by the 32% increase in the number of bookings and related platform activity as the business continues to recover from the COVID-19 pandemic. The increase was also driven by a $1.2 million increase in stock-based compensation expense and $1.1 million increase in the allocation of overhead costs due to the increase in average headcount.

We expect operations and support expenses to increase in absolute dollars for the year ending December 31, 2023, but to decrease as a percentage of revenue as we gain efficiencies of scale to handle increased bookings.
Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Marketing	$36,807	$19,937	$16,870	85%

The increase in marketing expenses was the result of a $14.8 million increase in advertising spend as we normalized our marketing investment from our conservative approach during the pandemic, a $1.2 million increase in personnel-related costs driven by a 23% increase in average headcount and an increase in average wages from the prior year, and a $0.4 million increase in stock-based compensation expense related to the increase in average headcount. Marketing expense as a percentage of revenue was 21% in the year ended December 31, 2022, as compared to 18% in the year ended December 31, 2021.

We expect marketing expenses to increase in absolute dollars for the year ending December 31, 2023 as we increase advertising to attract more pet parents and increase personnel expense due to wage inflation.
Product Development

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Product development	$27,529	$22,712	$4,817	21%
The increase in product development expenses was primarily due to a $2.8 million increase in stock-based compensation expense and $2.5 million increase in personnel-related cost related to a 14% increase in average headcount, a $0.8 million net increase in third-party costs related to outsourced professionals, and a $0.7 million increase in software costs related to maintenance and support. These increases were partially offset by an additional $1.4 million of capitalized software development costs driven by higher personnel-related costs including stock-based compensation expense, and a $0.5 million decrease in the allocation of overhead costs due to the lower relative increase in average product development headcount.

We expect product development expenses to increase in absolute dollars for the year ending December 31, 2023 due to increased personnel expense resulting from increased headcount and wage inflation as we continue hiring to support innovation and maintenance of the marketplace.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
General administrative	$65,794	$35,559	$30,235	85%
The increase in general and administrative expenses was due to an $18.0 million accrual for a legal settlement agreement (see Note 11—Commitments and Contingencies, to our consolidated financial statements included in Item 8 of this report for additional information), a $4.8 million increase in personnel costs and a $4.8 million increase in stock-based compensation expense due to a 41% increase in average headcount as we support operating as a public company and the expected growth in our business, a $2.4 million increase of insurance expense primarily related to a full year of our expanded public company directors and officers insurance policy in the year ended December 31, 2022, and a $0.5 million increase in software costs to support operating as a public company.

Excluding the $18.0 million accrual for a settlement agreement, we expect general and administrative expenses to increase in absolute dollars for the year ending December 31, 2023 due to additional annual public company expenses and increased personnel expense resulting from increased headcount and wage inflation but to decrease as an overall percentage of revenue.
Depreciation and Amortization

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Depreciation and amortization	$5,938	$7,327	$(1,389)	(19)%

The decrease in depreciation and amortization was primarily due to certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. DogVacay intangible assets were fully amortized in the first quarter of 2022 and certain Barking Dog Ventures intangible assets were fully amortized after the third quarter of 2021. Additionally, we began amortizing intangible assets from GoodPup, our virtual dog training platform subsidiary, in the third quarter of 2022.

We expect depreciation and amortization to increase in absolute dollars for the year ending December 31, 2023 due to investments in technology equipment for our employees as we continue to increase headcount.
Interest Income

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest income	$3,974	$49	$3,925	8010%
The increase in interest income was driven by a reallocation of cash to short-term and long-term investments combined with increasing interest rates in the year ended December 31, 2022.

Assuming our cash and investment balances stay at similar levels, we expect interest income to increase in absolute dollars for the year ending December 31, 2023 due to the increasing interest rate environment.
Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(80)	$(2,952)	$2,872	(97)%
The decrease in interest expense was primarily the result of a lack of outstanding indebtedness during the year ended December 31, 2022 due to the repayment of all of our outstanding debt during the third quarter of 2021.

We expect interest expense to remain relatively flat for the year ending December 31, 2023.
Change in Fair Value of Other Investments

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Change in fair value of other investments	$598	$—	$598	—%
We recognized a gain on the change in fair of other investments due to the fair value remeasurement of the convertible note receivable from our equity method investee. See Note 6—Investments, to our consolidated financial statements included in Item 8 of this report for additional information.
Change in Fair Value of Earnout Liabilities

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Change in fair value of earnout liabilities	$—	$(46,015)	$46,015	—%

Following the reclassification of earnout liabilities to equity in the fourth quarter of 2021, no subsequent adjustments to fair value were required. See Note 7 - Fair Value to our consolidated financial statements included in Item 8 of this report for additional information.
Change in Fair Value of Derivative Warrant Liabilities

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Change in fair value of derivative warrant liabilities	$4,579	$2,089	$2,490	119%
We recognized a $4.6 million gain due to the change in the fair value of our warrants during the period that warrants were outstanding. The increase was driven by the decrease in fair value of our common stock during the period the warrants were outstanding during the first quarter of 2022. See Note 7 - Fair Value to our consolidated financial statements included in Item 8 of this report for additional information. As the warrants are no longer outstanding, we no longer have to account for the warrants as a liability or report any charge for the change in fair value after the first quarter of 2022. As a result, this gain in change in fair value of the warrants will not recur in future periods.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$(617)	$(284)	$(333)	117%
The increase in other income (expense), net was primarily driven by a $0.5 million unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies.
Benefit from Income Taxes

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Benefit from income taxes	$82	$226	$(144)	(64)%
The decrease in benefit from income taxes is primarily driven by an increase in state and foreign tax expense. This is partially offset by a reduction in our valuation allowance due to an increase in the deferred tax liability associated with the acquired intangible assets from a business combination, as discussed in Note 4—Business Combinations to our consolidated financial statements included in Item 8 of this report.
Loss from Equity Method Investments

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Loss from equity method investments	$(598)	$—	$(598)	—%
The increase was driven by a $0.6 million loss related to our proportionate share of net losses in our equity method investment, as discussed in Note 6—Investments to our consolidated financial statements included in Item 8 of this report.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use non-GAAP financial measures, including Adjusted EBITDA, Adjusted EBITDA margin, Contribution, Contribution margin, and non-GAAP operating expenses (collectively, the “Non-GAAP Financial Measures”), each as defined below. A reconciliation of the historical Non-GAAP Financial Measures to their most directly comparable historical GAAP financial measures is presented in tabular form below. The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. The Non-GAAP Financial Measures have limitations as an analytical tool, which limitations are described below, and you should not consider them in isolation, or as a substitute for, GAAP financial measures.
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
We believe that these Non-GAAP Financial Measures, when taken together with their corresponding comparable GAAP financial measure, provide meaningful supplemental information to investors as they provide a basis for period-to-period comparisons of our business by excluding the effect of certain non-cash and cash gains, expenses, losses and variable charges that may not be indicative of our recurring core business, results of operations, or outlook. We believe these Non-GAAP Financial Measures are useful to investors because they (1) allow for greater transparency with respect to key metrics used by management in its financial, operational and strategic decision-making and in assessing the health of our business and operating performance, (2) are used by our institutional investors and the analyst community to help them analyze the health of our business, (3) allow investors and others to understand and evaluate our operating results in the same manner as our management and board of directors, and (4) provide a reasonable basis for comparing our ongoing results of operations and those of other companies.
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which consists primarily of interest income and expense; investment impairment; change in fair value of other investments, earnout liabilities and derivative warrant liabilities; realized and unrealized gains and losses on foreign currency transactions and realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA and non-GAAP general and administrative expense exclude certain legal settlements that may reduce cash available to us;
•these measures exclude significant expenses and income that are required by GAAP to be recorded in our financial statements;
•these measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these Non-GAAP Financial Measures; and
•our calculation of these Non-GAAP Financial Measures may differ from similarly titled non-GAAP financial measures, if any, reported by our peer companies, or those peer companies may use other measures to calculate their financial performance, and therefore our use of the Non-GAAP Financial Measures may not be directly comparable to similarly titled measures of other companies.
To compensate for these limitations, management presents the Non-GAAP Financial Measures in conjunction with GAAP results. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view the Non-GAAP Financial Measures in conjunction with their respective related GAAP financial measures. In addition, such financial information is unaudited and does not conform to SEC Regulation S-X and as a result such information may be presented differently in our future earnings releases and filings with the SEC.

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
Beginning with the quarter ended September 30, 2022, we redefined Adjusted EBITDA and Non-GAAP general and administrative expense to omit the impact of certain legal settlements, including the accrual for the settlement agreement referred to in Note 11— Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report, and redefined Adjusted EBITDA to reflect the change in fair value of, and omit the loss from, a recent equity method investment as discussed in Note 6 - Investments to our consolidated financial statements included in Item 8 of this report. Legal settlement amounts were immaterial during the years ended December 31, 2021 and 2020 and we did not have any equity method investments in the years ended December 31, 2021 and 2020. We believe the adjustments described above are not indicative of our core operating performance and are useful to investors by enabling them to better assess our operating performance in the context of current period results and provide for better comparability with our historically disclosed Adjusted EBITDA and non-GAAP general and administrative expense amounts.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, and non-routine items such as investment impairment, restructuring costs, certain acquisition and merger-related costs and transaction-related expenses, loss from equity method investments, and certain legal settlements. Adjusted EBITDA margin as presented below is Adjusted EBITDA for a period divided by revenue for the same period.
The following table presents a reconciliation of Adjusted EBITDA from net loss, along with Adjusted EBITDA margin, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands, except for percentages)
Revenue	$174,010	$109,837
Adjusted EBITDA reconciliation:
Net loss	$(21,979)	$(64,049)
Add (deduct):
Depreciation and amortization (1)	12,890	14,683
Stock-based compensation expense (2)	19,059	11,061
Interest expense	80	2,952
Interest income	(3,974)	(49)
Change in fair value, net (3)	(5,177)	43,926
Other (income) expense, net	617	284
Income tax benefit	(82)	(226)
Acquisition and merger-related costs (4)	816	2,556
Transaction-related expenses (5)	—	1,263
Legal settlements (6)	18,000	—
Loss from equity method investments	598	—
Adjusted EBITDA	$20,848	$12,401
Net loss margin (7)	(13)%	(59)%
Adjusted EBITDA margin (8)	12%	11%
________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as non-employee directors.

(3)Change in fair value, net includes the mark-to-market adjustments related to the Earnout Shares and Warrant liabilities in connection with the deSPAC transaction and the change in fair value of an equity method investment.
(4)Acquisition and merger-related costs include accounting, legal, consulting and travel-related expenses incurred in connection with the Caravel merger and other business combinations.
(5)Transaction-related expenses include costs related to our secondary offering in the fourth quarter of 2021.
(6)Legal settlements includes the amount we accrued for a binding settlement term sheet executed in October 2022.
(7)Net loss margin is net loss divided by revenue for the same period.
(8)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue for the same period.
The following table presents a reconciliation of Adjusted EBITDA from net income (loss), along with Adjusted EBITDA margin, for each of the last eight fiscal quarters ended December 31, 2022:

	Three Months Ended
	Dec. 31. 2022	Sep. 30. 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31. 2021	Sep. 30. 2021	Jun. 30, 2021	Mar. 31, 2021
	(in thousands, except for percentages)
Revenue	$51,951	$50,864	$43,371	$27,824	$38,006	$35,153	$24,482	$12,196
Adjusted EBITDA reconciliation:
Net income (loss)	$5,271	$(15,472)	$(3,632)	$(8,146)	$33,885	$(84,537)	$(2,806)	$(10,591)
Add (deduct):
Depreciation and amortization (1)	3,256	3,309	2,897	3,428	3,868	3,638	3,608	3,569
Stock-based compensation expense (2)	5,034	4,881	4,834	4,310	7,919	994	1,147	1,001
Interest expense	19	19	24	18	18	1,534	703	697
Interest income	(1,890)	(1,287)	(658)	(139)	(22)	(19)	(4)	(4)
Change in fair value, net (3)	(598)	—	—	(4,579)	(39,654)	83,580	—	—
Other (income) expense, net	(428)	257	532	256	91	116	26	51
Income tax expense (benefit)	90	44	(227)	11	55	36	(331)	14
Acquisition and merger-related costs (4)	158	168	410	80	220	1,280	151	905
Transaction-related expenses (5)	—	—	—	—	1,263	—	—	—
Legal settlements (6)	—	18,000	—	—	—	—	—	—
Loss from equity method investments	273	325	—	—	—	—	—	—
Adjusted EBITDA	$11,185	$10,244	$4,180	$(4,761)	$7,643	$6,622	$2,494	$(4,358)
Net income (loss) margin (7)	10%	(30)%	(8)%	(29)%	89%	(240)%	(11)%	(87)%
Adjusted EBITDA margin (8)	22%	20%	10%	(17)%	20%	19%	10%	(36)%
________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as non-employees directors.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Earnout Shares and Warrant liabilities and the change in fair value of other investments.
(4)Merger and acquisition-related costs include accounting, legal, consulting and travel related expenses incurred in connection with the merger and business combinations.
(5)Transaction-related expenses include costs related to our secondary offering in the fourth quarter of 2021.
(6)Legal settlements includes the amount we accrued for a binding settlement term sheet executed in October 2022.
(7)Net income (loss) margin is net loss divided by revenue for the same period.
(8)Adjusted EBITDA margin is Adjusted EBITDA divided by revenue for the same period.
Contribution and Contribution Margin
We define Contribution as gross profit (loss) plus amortization of intangible assets and amortization of internally developed software included in cost of revenue (exclusive of depreciation and amortization shown separately). Gross profit (loss) is defined as revenue less cost of revenue (exclusive of depreciation and amortization shown separately) and amortization of intangible assets. Gross margin is calculated by dividing gross profit (loss) for a period by revenue for the same period. Contribution margin is calculated by dividing Contribution for a period by revenue for the same period.
The following table presents a reconciliation of Contribution from revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands, except for percentages)
Revenue	$174,010	$109,837
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(41,058)	(26,536)
Less: Amortization of intangible assets	(1,987)	(3,498)
Gross profit	130,965	79,803
Gross profit margin	75%	73%
Add: Amortization of intangible assets	1,987	3,498
Add: Internally developed software amortization included in Cost of revenue (exclusive of depreciation and amortization shown separately)	6,952	7,356
Non-GAAP contribution	$139,904	$90,657
Non-GAAP contribution margin	80%	83%
The increase in gross profit margin was driven by higher revenue as discussed above under “—Results of Operations—Revenue” and lower amortization of intangible assets due to certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. DogVacay intangible assets were fully amortized in the first quarter of 2022 and certain Barking Dog Ventures intangible assets were fully amortized after the third quarter of 2021. This was offset by higher provider onboarding costs, increased customer claims costs related to the Rover Guarantee program, and higher merchant fees related to higher interchange fees imposed in 2022 as discussed above under “—Results of Operations—Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately).” The decrease in Non-GAAP contribution margin was driven by the lower amortization of intangible assets as noted above and slightly lower internally developed software amortization.
Non-GAAP Operating Expenses
Operating expenses are defined as operations and support expense, marketing expense, product and development expense, and general and administrative expense. We define Non-GAAP operating expenses as operating expenses excluding non-cash expenses arising from the grant of stock-based awards, and in the case of non-GAAP general and administrative expense, excluding certain legal settlements. These non-GAAP operating expenses are also presented as a percentage of revenue, which is calculated by dividing the specific non-GAAP operating expense for a period by revenue for the same period.

The following table presents a reconciliation of Non-GAAP operating expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$174,010	100%	$109,837	100%

Operations and support expense	$26,801	15%	$14,928	14%
Less: Stock-based compensation expense	(1,761)	(1)	(545)	(1)
Non-GAAP Operations and support expense	$25,040	14%	$14,383	13%

Marketing expense	$36,807	21%	$19,937	18%
Less: Stock-based compensation expense	(1,147)	(1)	(725)	(1)
Non-GAAP Marketing expense	$35,660	20%	$19,212	17%

Product development expense	$27,529	16%	$22,712	21%
Less: Stock-based compensation expense	(5,407)	(3)	(3,821)	(4)
Non-GAAP Product development expense	$22,122	13%	$18,891	17%

General and administrative expense	$65,794	38%	$35,559	32%
Less: Stock-based compensation expense	(10,744)	(6)	(5,970)	(5)
Less: Legal settlements	(18,000)	(10)	—	—
Non-GAAP General and administrative expense	$37,050	22%	$29,589	27%
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of December 31, 2022, we had $58.9 million of cash and cash equivalents, $191.3 million in short-term investments, and $22.5 million in long-term investments. Our cash and cash equivalents balance was reduced as of December 31, 2022 as compared to December 31, 2021 as we completed a migration to a new payment processor, which resulted in a decrease in cash and a corresponding $25.7 million increase to accounts receivable. Additionally, these amounts do not include funds of $51.1 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund and commercial paper investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which may include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities.
As a result of the repayments and terminations of our credit facilities and Paycheck Protection Program Promissory Note and Agreement during the year ended December 31, 2021 as discussed in Note 10—Debt to our consolidated financial statements included in Item 8 of this report, we no longer have any outstanding debt or existing credit agreements.
Since inception, we have incurred operating losses and, until 2021, negative operating cash flows, and have financed our operations through the sale of equity securities, the incurrence of debt, and the cash proceeds from the Merger. For the year ended December 31, 2022, we incurred operating losses of $29.9 million, but generated positive operating cash flows of $1.7 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future, and negative operating cash flows could return. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents and investments, combined with any cash flows from operations, will be sufficient to fund our operations and cash commitments discussed below through December 31, 2023 and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenue and the impact of COVID-19 variants and other illnesses, macroeconomic and geopolitical conditions, and other factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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
Capital Resources
We continue to invest in the development and expansion of our operations. Ongoing investments include, but are not limited to, technology and platform enhancements, research of and investments in new service offerings and adjacent opportunities, as well as investments in marketing and advertising and personnel to support our growth and public company status.
Our material cash requirements from known contractual and other obligations as of December 31, 2022 primarily relate to lease obligations. See Note 11—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report for a discussion of our lease obligations and other commitments. See also Note 10—Debt to our consolidated financial statements included in Item 8 of this report for a discussion of our unsecured letter of credit. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of December 31, 2022, we had $13.4 million in material non-cancelable commitments, with varying expiration terms through June 30, 2025. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These non-cancelable commitments are not considered unconditional purchase obligations and therefore, are not disclosed within Note 11—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report.
We remit cash to relevant taxing authorities to satisfy obligations in respect to income taxes and social security contributions related to employee RSU vesting. Through 2022, we funded these obligations through “sell-to-cover” transactions, where shares with a market value equivalent to the obligation were sold on behalf of the employee into the market. Beginning in 2023, we adopted a policy to use our cash to satisfy these obligations and withhold shares with a corresponding value from employees. For the March 2023 RSU vesting event, we spent approximately $0.8 million for these tax payments related to the withholding of shares. We anticipate that for as long as we decide to use cash for this purpose instead of “sell-to-cover,” which decision may change in the future, we will spend significant funds to satisfy tax withholding and remittance obligations when we settle employee RSUs. These amounts will depend on the number of RSUs vesting, which are expected to increase due to annual refresh and new hire grants, and the stock price on future vesting dates.
On February 27, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $50.0 million of our Class A Common Stock, or Share Repurchase Program. Repurchases under the Share Repurchase Program may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions, subject to market conditions and applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Exchange Act. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors. Repurchases under the program have been authorized for the next 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors. The Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which will increase the costs associated with our share repurchase program. We expect to fund the repurchases with existing cash and cash equivalents and investments.

We anticipate long-term cash uses may also include strategic acquisitions or investments.
As discussed in Note 11—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report, during the year ended December 31, 2022, we entered into a binding settlement term sheet with the named plaintiff in the case captioned Melanie Sportsman v. A Place for Rover, Inc. pursuant to which we will make a total settlement payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. This settlement payment is expected to be paid from existing cash and cash equivalents and investments within the next 12 months contingent on final approval of the settlement.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,652	$14,334
Investing activities	(224,964)	(11,490)
Financing activities	3,363	195,247
Effect of foreign exchange on cash and cash equivalents	(80)	(35)
Net (decrease) increase in cash and cash equivalents	$(220,029)	$198,056
Operating Activities
Net cash provided by operating activities was $1.7 million for the year ended December 31, 2022. The most significant non-cash component of our cash provided by operations was net loss of $22.0 million, which included a non-cash gain related to the change in fair value of derivative warrant liabilities of $4.6 million. This was offset by stock-based compensation of $19.1 million, depreciation and amortization of $12.9 million, and $2.6 million of non-cash operating lease costs. These non-cash amounts were offset by a cash outflow of $4.5 million attributable to changes in operating assets and liabilities. The cash outflow of $4.5 million was a result of a $27.1 million outflow in accounts receivable, $25.7 million of which was due to the timing of funds received from our payment processor, and a $2.7 million outflow in operating lease liabilities. These outflows were partially offset by a net inflow of $7.3 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from pet parents in advance of revenue recognition and an inflow of $18.1 million in accrued expenses and other current liabilities primarily due to an $18.0 million accrual for a binding settlement term sheet. The remaining change within changes in operating assets and liabilities was across the remaining line items.
Net cash provided by operating activities was $14.3 million for the year ended December 31, 2021. The most significant component of our cash provided by operations was a net loss of $64.0 million, which included non-cash expense related to the change in fair value of earnout and warrant liabilities of $43.9 million, depreciation and amortization totaling $14.7 million, stock-based compensation of $11.1 million and $2.1 million of non-cash operating lease costs. In addition, a cash inflow of $6.1 million was attributable to changes in operating assets and liabilities as a result of an increase of $27.4 million in deferred revenue, pet parent deposits, and pet car provider liabilities due to increased payments received from customers in advance of revenue recognition, offset by a $23.0 million increase in accounts receivable due to an increase in funds held with a new payment processor.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $225.0 million, which was primarily driven by our purchase of available-for-sale securities of $308.1 million, an investment in internal-use software of $7.6 million associated with new product development and technology enhancements, an investment of $5.9 million related to the GoodPup business acquisition, an investment of $1.8 million in the form of convertible notes to invest in an early-stage service provider for pet parents that is complementary to our current offerings, and the purchase of property and equipment of $0.6 million for computers and peripheral equipment to support the 51% increase in average total headcount. These increases were partially offset by $99.0 million of proceeds from maturity of available-for-sale securities.

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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $3.4 million, primarily driven by $6.6 million of proceeds from the exercise of stock options partially offset by $3.2 million of primarily employee tax payments related to the settlement of equity awards.
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
While our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report, we believe that the accounting policies below are most critical to understanding our financial condition and historical and future results of operations.
Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted as of January 1, 2019 on a modified retrospective basis. We generate substantially all of our revenue from facilitating the connection between pet care providers and pet parents. We consider both pet parents and pet care providers to be our customers. We charge a fixed percentage service fee for each arrangement of pet-related services between the pet parent and the pet care provider on our platform, or a booking. The fixed percentage service fees are established at the time a pet parent or pet provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which we earn our fixed service fee. Our single performance obligation is identified as the facilitation of the connection between pet care provider and pet parent through our platform. Revenue is recognized at a point in time when the performance obligation is satisfied upon completion of a booking and the related underlying pet-related services have begun.

We evaluate the presentation of revenue on a gross or net basis based on whether or not we are the principal in the transaction (gross) or whether we arrange for other parties to provide the service to the pet parent and are an agent (net) in the transaction. We determined that we do not control the right to use the pet-related services provided by the pet care provider to the pet parent. Accordingly, we concluded that we are acting in an agent capacity and revenue is presented net reflecting the service fees received from our customers to facilitate a booking.

We offer discounts to pet parents to encourage use of our platform. Discounts are primarily in the form of coupon codes for prospective pet parents and are accounted for as reductions to revenue.

Stock-Based Compensation
We have granted stock-based awards to our employees, directors, and consultants, which may include stock options. We estimate the fair value of stock options granted to employees, non-employees and directors using the Black-Scholes option pricing model. The fair value of stock options that is recognized as compensation expense on a straight-line basis over the requisite service period.
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
See Note 15—Stock-Based Compensation to our consolidated financial statements included in Item 8 of this report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, stock-based compensation could be materially different.
Common Stock Valuations
Historically, for all periods prior to the Merger, since there had been no public market for Legacy Rover’s common stock, the fair value of the shares of common stock underlying Legacy Rover’s share-based awards was estimated on each grant date by the Legacy Rover board of directors, or Legacy Rover Board. To determine the fair value of Legacy Rover’s common stock underlying option grants, the Legacy Rover Board considered, among other things, input from management, valuations of Legacy Rover common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, the Legacy Rover Board’s assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors include, but are not limited to:
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
For valuations performed prior to October 31, 2020, Legacy Rover used the option pricing method, or OPM, back-solve method. In an OPM framework, the back-solve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. This method was selected due to Legacy Rover’s stage and uncertainty regarding the timing and probability of possible future exit scenarios.
For valuations performed on and subsequent to October 31, 2020, Legacy Rover used a hybrid method of the OPM and the Probability-Weighted Expected Return Method, or PWERM. PWERM considers various potential liquidity outcomes. This approach included the use of an initial public offering scenario, a strategic merger or sale scenario, and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.
Leases
For leases with a term greater than 12 months, we record the related right-of-use, or ROU, asset and lease liability at the lease commencement date based on the present value of lease payments over the term. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor.
Our leases do not provide a readily determinable implicit rate. Therefore, we estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. We determine its incremental borrowing rate based on the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. Management performs its annual goodwill impairment test as of October 31, or more frequently if events or changes in circumstances indicate that the goodwill may be impaired. On October 31, 2022, management determined that we have two reporting units for which goodwill has been assigned for the evaluation of goodwill impairment, the Rover and GoodPup component business units.
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, cost factors that have a negative effect on earnings and cash flows, an adverse action or assessment by a regulator, estimated per share fair value of common stock, unanticipated competition or a loss of key personnel.
We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform a quantitative assessment for impairment. We completed a qualitative analysis as of October 31, 2022 and October 31, 2021. In performing the qualitative assessment, we considered certain events and circumstances specific to the Rover and GoodPup reporting units, and to the Company as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors. We concluded that it was not more-likely-than-not that the fair value of the reporting units were less than their carrying amounts, and no impairment of goodwill was recognized.
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
Loss Contingencies

From time to time, we are or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other types of claims, class action and representative lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements. We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. We make adjustments to our provisions and changes to our disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Income Taxes
We are subject to income taxes in the United States and several foreign jurisdictions. We account for income taxes using the asset and liability method, where deferred tax assets and liabilities arise from differences between financial reporting and tax basis of assets and liabilities and for operating losses and credit carryforwards. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws expected to be in effect when the differences reverse. In evaluating the likelihood of realizing the benefit of our deferred tax assets, we have considered all available evidence, including historical results and future projections of taxable income. The assumptions for future taxable income require significant judgment.

We have recorded a valuation allowance against our U.S. deferred tax assets as of December 31, 2022 and December 31, 2021 and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal.

We record the impact of uncertainty in our tax positions when it is more likely than not the position will be sustained upon examination by taxing authorities. We believe our reserves for these uncertain tax positions are reasonable, however significant judgment and use of assumptions and estimates are required and the final outcome may vary from our estimated liability. We adjust the reserves as appropriate when there is a change in facts and circumstances.

Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this report for recently issued accounting pronouncements not yet adopted, recently accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected not to use this extended transition period.

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
Our investment portfolio consists of short-term and long-term fixed income securities, including commercial paper, U.S. government and investment-grade corporate debt securities, asset-backed securities, agency bonds, and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of December 31, 2022 and December 31, 2021, a hypothetical 100 basis point change in interest rates would not have materially affected our consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
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
For bookings made on our platform outside of the United States, we collect and hold the gross booking value denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies, when possible. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our consolidated statements of operations. For the years ended December 31, 2022 and 2021, we have recorded $0.6 million and $0.1 million, respectively, in foreign currency losses. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

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

Item 8. Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Rover Group, Inc. Audited Financial Statements	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	97
Consolidated Balance Sheets as of December 31, 2022 and 2021	98
Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020	99
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022, 2021, and 2020	100
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021, and 2020	101
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	102
Notes to Consolidated Financial Statements	104

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rover Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rover Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 9, 2023
We have served as the Company's auditor since 2018.

ROVER GROUP, INC.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$58,875	$278,904
Short-term investments	191,347	—
Accounts receivable, net	53,181	26,023
Prepaid expenses and other current assets	8,639	6,113
Total current assets	312,042	311,040
Property and equipment, net	19,518	20,874
Operating lease right-of-use assets	18,871	21,495
Intangible assets, net	6,865	4,469
Goodwill	36,915	33,159
Deferred tax asset, net	1,306	1,477
Long-term investments	22,463	4,292
Other noncurrent assets	281	348
Total assets	$418,261	$397,154
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,354	$5,043
Accrued compensation and related expenses	6,644	6,600
Accrued expenses and other current liabilities	22,694	3,021
Deferred revenue	5,544	3,077
Pet parent deposits	40,783	28,269
Pet care provider liabilities	3,319	10,894
Operating lease liabilities, current portion	2,727	2,433
Total current liabilities	87,065	59,337
Operating lease liabilities, net of current portion	22,208	25,198
Derivative warrant liabilities	—	19,943
Other noncurrent liabilities	714	84
Total liabilities	109,987	104,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of December 31, 2022 and 2021; 184,526 and 177,342 shares issued and outstanding as of December 31, 2022 and 2021, respectively	18	18
Additional paid-in capital	651,659	612,680
Accumulated other comprehensive (loss) income	(1,098)	220
Accumulated deficit	(342,305)	(320,326)
Total stockholders’ equity	308,274	292,592
Total liabilities and stockholders’ equity	$418,261	$397,154
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$174,010	$109,837	$48,800
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41,058	26,536	19,823
Operations and support	26,801	14,928	12,371
Marketing	36,807	19,937	16,332
Product development	27,529	22,712	22,567
General and administrative	65,794	35,559	21,813
Depreciation and amortization	5,938	7,327	8,899
Total costs and expenses	203,927	126,999	101,805
Loss from operations	(29,917)	(17,162)	(53,005)
Other income (expense), net:
Interest income	3,974	49	488
Interest expense	(80)	(2,952)	(3,154)
Loss from impairment of DogHero investment	—	—	(2,080)
Change in fair value of other investments	598	—	—
Change in fair value of earnout liabilities	—	(46,015)	—
Change in fair value of derivative warrant liabilities	4,579	2,089	—
Other income (expense), net	(617)	(284)	172
Total other income (expense), net	8,454	(47,113)	(4,574)
Loss before income taxes and equity method investments	(21,463)	(64,275)	(57,579)
Benefit from income taxes	82	226	94
Loss from equity method investments	(598)	—	—
Net loss	$(21,979)	$(64,049)	$(57,485)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.72)	$(1.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	181,854	89,004	29,896
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(21,979)	$(64,049)	$(57,485)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(206)	(32)	148
Unrealized loss on available-for-sale securities	(1,112)	(1)	(64)
Other comprehensive (loss) income	(1,318)	(33)	84
Comprehensive loss	$(23,297)	$(64,082)	$(57,401)
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock(1)		Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	90,805	$290,365	29,614	$3	$46,923	$169	$(198,792)	$(151,697)
Issuance of Series G redeemable convertible preferred stock and common stock to settle Barking Dog Ventures, Ltd. holdback	9	62	—	—	—	—	—	—
Issuance of common stock from exercises of stock options	—	—	784	—	788	—	—	788
Stock-based compensation	—	—	—	—	5,541	—	—	5,541
Issuance of common stock warrants	—	—	—	—	657	—	—	657
Foreign currency translation adjustments	—	—	—	—	—	148	—	148
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(57,485)	(57,485)
Balance as of December 31, 2020	90,814	290,427	30,398	3	53,909	253	(256,277)	(202,112)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(90,814)	(290,427)	90,814	9	290,418	—	—	290,427
Reverse recapitalization transaction, net of costs and acquired liabilities	—	—	32,721	4	213,455	—	—	213,459
Earnout liability recognized upon the closing of the reverse recapitalization	—	—	—	—	(228,082)	—	—	(228,082)
Reclassification of Sponsor earnout liability upon settlement	—	—	—	—	33,010	—	—	33,010
Reclassification of earnout liability and issuance of common stock upon triggering events	—	—	17,541	2	241,075	—	—	241,077
Exercise of stock options and issuance of common stock	—	—	5,089	—	6,505	—	—	6,505
Issuance of common stock from net exercises of warrants	—	—	779	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	—	—	(8,673)	—	—	(8,673)
Stock-based compensation	—	—	—	—	11,061	—	—	11,061
Foreign currency translation adjustments	—	—	—	—	2	(32)	—	(30)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(64,049)	(64,049)
Balance as of December 31, 2021	—	—	177,342	18	612,680	220	(320,326)	292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	—	—	2,046	—	15,356	—	—	15,356
Exercise of stock options and issuance of common stock	—	—	5,138	—	6,618	—	—	6,618
Taxes paid related to settlement of equity awards	—	—	—	—	(3,248)	—	—	(3,248)
Stock-based compensation	—	—	—	—	20,253	—	—	20,253
Foreign currency translation adjustments	—	—	—	—	—	(206)	—	(206)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(1,112)	—	(1,112)
Net loss	—	—	—	—	—	—	(21,979)	(21,979)
Balance as of December 31, 2022	—	$—	184,526	$18	$651,659	$(1,098)	$(342,305)	$308,274

(1) The shares of the Company's common and redeemable convertible preferred stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.0379 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net loss	$(21,979)	$(64,049)	$(57,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	19,059	11,061	5,541
Depreciation and amortization	12,890	14,683	18,713
Non-cash operating lease costs	2,584	2,062	—
Change in fair value of other investments	(598)	—	—
Change in fair value of earnout liabilities	—	46,015	—
Change in fair value of derivative warrant liabilities	(4,579)	(2,089)	—
Net (accretion) amortization of investment (discounts) premiums	(1,509)	—	11
Amortization of debt issuance costs	—	712	841
Deferred income taxes	(394)	(272)	(303)
Loss on disposal of property and equipment	42	64	191
Loss from equity method investments	598	—	—
Impairment of DogHero investment	—	—	2,080
Changes in operating assets and liabilities:
Accounts receivable	(27,109)	(23,024)	(519)
Prepaid expenses and other current assets	(599)	(3,126)	460
Other noncurrent assets	9	(24)	(59)
Accounts payable	27	3,738	(4,437)
Accrued expenses and other current liabilities	18,137	4,060	(3,177)
Deferred revenue and pet parent deposits	14,898	22,663	(15,244)
Pet care provider liabilities	(7,574)	4,754	(5,320)
Operating lease liabilities	(2,656)	(2,307)	—
Other noncurrent liabilities	405	(587)	1,752
Net cash provided by (used in) operating activities	1,652	14,334	(56,955)
INVESTING ACTIVITIES
Purchases of property and equipment	(614)	(881)	(910)
Capitalization of internal-use software	(7,563)	(6,340)	(6,757)
Proceeds from disposal of property and equipment	1	24	—
Acquisition of businesses, net of cash acquired	(5,858)	—	—
Purchases of convertible notes	(1,810)	—	—
Purchases of available-for-sale securities	(308,106)	(4,293)	(16,286)
Proceeds from sales of available-for-sale securities	—	—	29,002
Maturities of available-for-sale securities	98,986	—	23,450
Proceeds from sale of DogHero investment	—	—	2,920
Net cash (used in) provided by investing activities	(224,964)	(11,490)	31,419
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	6,618	6,505	788
Redemption of stock warrants	(7)	—	—
Taxes paid related to settlement of equity awards	(3,248)	(8,673)	—
Proceeds from reverse recapitalization and related financing	—	268,282	—
Payment of deferred transaction costs related to reverse recapitalization	—	(32,743)	—
Proceeds from borrowing on credit facilities	—	—	64,563
Repayment of borrowings on credit facilities	—	(38,124)	(26,439)
Issuance costs related to debt financing	—	—	(281)
Net cash provided by financing activities	3,363	195,247	38,631
Effect of exchange rate changes on cash and cash equivalents	(80)	(35)	99
Net (decrease) increase in cash and cash equivalents	(220,029)	198,056	13,194
Cash and cash equivalents, beginning of year	278,904	80,848	67,654
Cash and cash equivalents, end of year	$58,875	$278,904	$80,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds	$45	$5	$282
Cash paid for interest	9	2,511	2,073
NON-CASH INVESTING AND FINANCING ACTIVITIES
Right-of-use assets obtained in exchange for lease liabilities (excluding those recognized upon initial adoption of ASC 842)	17	757	—
Conversion of redeemable convertible preferred stock to common stock	—	290,427	—
Earnout liability recognized upon the closing of the reverse recapitalization	—	228,082	—
Derivative warrant liabilities recognized upon the closing of the reverse recapitalization	—	22,032	—
Reclassification of earnout liabilities to additional paid-in-capital	—	274,097	—
Issuance of Series G redeemable convertible preferred stock to settle Barking Dog Ventures, Ltd. holdback	—	—	62
Issuance of common stock warrants under credit facility and subordinated credit facility agreements	—	—	657
Reclassification of certain derivative warrant liabilities to equity upon exercise	15,356	—	—
Recognition of indemnity holdback liabilities upon acquisition of businesses	1,489	—	—
Stock-based compensation capitalized to internal-use software	1,194	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements

1. Organization and Description of Business
Rover Group, Inc. (formerly known as Nebula Caravel Acquisition Corp.) and its wholly owned subsidiaries (collectively “Rover” or the “Company”) is headquartered in Seattle, Washington, with U.S. offices in Spokane, Washington and internationally in Barcelona, Spain. The Company provides an online marketplace and other related tools, support and services that pet parents and pet care providers can use to find, communicate with, and interact with each other.
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
Impact of COVID-19
The ongoing COVID-19 pandemic continues to impact communities globally, including in the markets the Company serves, which in turn impacts its business. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements. These factors could result in fewer bookings and higher than average cancellation rates if the pandemic or permanent changes in working arrangements depresses travel or office attendance.
The COVID-19 pandemic event and economic conditions were significant in relation to the Company’s ability to fund its business operations. In response to the impact of COVID-19, the Company implemented a number of cost-cutting measures to minimize cash outlays, including turning off substantially all paid acquisition marketing activities and reducing other expenses, and implemented a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or placed on standby. In connection with this restructuring, the Company incurred severance-related and legal costs of $3.8 million, and modified the terms of stock options previously awarded to impacted employees. See Note 15—Stock-Based Compensation and Note 18—Restructuring. Additionally, in March 2020, the Company borrowed funds to sustain business operations through the initial COVID-19 outbreak. In April 2020, the Company was approved for and received a loan from the Small Business Administration’s Paycheck Protection Program. As of December 31, 2021, all borrowings and loans were repaid. See Note 10—Debt. While the Company prepared its business for the potential of an extended economic shutdown, recovery began sooner than expected during 2021.
The impact of the COVID-19 pandemic, including the resulting changes in travel and work behaviors, may continue to affect results in 2023 and beyond. The extent to which the pandemic will continue to impact the Company’s business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control. These may include but are not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
Liquidity
The Company has incurred losses from operations and had an accumulated deficit of $342.3 million as of December 31, 2022. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements.
The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors. The Company has based its estimates on

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of common stock prior to the reverse recapitalization, the assumptions used in the valuation of leases, legal contingencies, business combinations, stock-based compensation expense, and earnout liabilities and derivative warrant liabilities. These estimates and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the consolidated statements of operations. The net effect of foreign currency losses was not material during the years ended December 31, 2022, 2021 and 2020.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with stated maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents primarily consisted of money market fund and commercial paper investments.
Accounts Receivable
Accounts receivable primarily include funds collected by payment processors on the Company’s behalf from pet parents. During each reporting period, the Company estimates the expected credit losses on accounts receivable balances based on historical loss rates, counterparty-specific credit risk factors, or a combination of both. The Company writes off the asset when it is determined to be uncollectible. During the year ended December 31, 2022 and 2021, no material allowances were recorded for credit losses and credit loss expense was not material for any of the periods presented.
Investments
The Company classifies its investments in debt securities as available-for-sale. Investment securities are stated at fair value with any unrealized gains or losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in the value of securities attributable to actual or expected losses are included in other income (expense), net in the consolidated statements of operations.
For periods prior to January 1, 2022, investments in debt securities were considered impaired when a decline in the fair value of the investment was considered to be “other than temporary”. When investments were assessed for other-than-temporary declines in value, the Company considered factors such as, among other things, the extent and length of time the investment’s fair value had been lower than its cost basis, the financial condition and near-term prospects of the investee, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, and

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
the expected cash flows from the security. If the adjustment to fair value was determined to be other than temporary, the Company reduced the investment to fair value through a charge to the consolidated statements of operations. No such adjustments were necessary during the years ended December 31, 2021 and 2020.
On January 1, 2022, the Company early adopted Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses (“ASC 326”), on a prospective basis. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
During each reporting period, the Company evaluates available-for-sale debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). If an impairment exists and the Company intends to sell or is more likely than not required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost basis and the fair value is recognized on the consolidated statements of operations. If neither condition exists, the Company evaluates whether the decline in fair value is entirely or partially due to a credit loss or other factors. In making this assessment, the Company considers the extent to which the security’s fair value is less than amortized cost, changes to the rating of the security by third-party rating agencies, and adverse conditions specific to the security, among other factors. If the Company's assessment indicates that a credit loss exists, the credit loss is measured based on the Company's best estimate of the cash flows expected to be collected. When developing its estimate of cash flows expected to be collected, the Company considers all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts. The impairment due to credit loss is measured and recognized as an allowance for expected credit losses along with the related expense in the consolidated statements of operations. Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss). The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.
The Company has elected not to measure an allowance for credit losses for accrued interest receivable. Uncollectible accrued interest, if any, will be written off in a timely manner by reversing interest income. As of December 31, 2022, the Company had not recorded any credit impairments and did not write off any accrued interest. See Note 6—Investments for additional information about the Company’s investments.
Equity Method Accounting
The Company’s non-marketable equity investments are accounted for using the equity method of accounting. The Company uses the equity method if it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. For investments accounted for using the equity method, the Company’s proportionate share of net income or loss based on the investee’s financial results is recorded in the consolidated statements of operations within loss from equity method investments. Equity method investments for which the fair value option is elected are measured at fair value on a recurring basis with changes in fair value reflected in change in fair value of other investments on the consolidated statements of operations. The investments are carried on our consolidated balance sheets within prepaid expenses and other current assets. See Note 6—Investments and Note 7—Fair Value for more information.
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
For the years ended December 31, 2022, 2021, and 2020, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of December 31, 2022 and 2021, accounts receivable was $53.2 million and $26.0 million, respectively, and was inclusive of $51.1 million and $25.5 million, respectively, which was due from payment processors who collected payment from pet parents on behalf of the Company. The Company's receivables are short-term in nature and the Company's historical experience of losses has not been significant.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Property and Equipment, net
Property and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets. Depreciation provisions are based upon the following estimated useful lives:

Asset Category	Depreciation Period
Computers	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of estimated useful life of asset or remaining lease term
Asset retirement obligation	Remaining lease term
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The ARO is associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability in other noncurrent liabilities in the consolidated balance sheet and a corresponding capital asset in an amount equal to the estimated fair value of the obligation within property and equipment, net in the consolidated balance sheets. The capitalized asset is depreciated using the same depreciation convention as leasehold improvement assets and recorded in depreciation and amortization within the Company’s statement of operations. See Note 8—Balance Sheet Components for further information.
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
Internal-use software is amortized on a straight-line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Management has determined that there has been no impairment of previously capitalized costs during 2022, 2021, and 2020.
Capitalized website development and internal-use software costs are included in property and equipment, net in the consolidated balance sheets. See Note 8—Balance Sheet Components for further information.
Business Combinations
The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition. The Company allocates the purchase price of a business combination, which is the sum of the consideration provided and may consist of cash, equity or a combination of the two, to the identifiable assets acquired and liabilities assumed of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use judgment and estimates, including the selection of valuation methodologies, cost of capital estimates of future revenue and cash flows, discount rates, and selection of comparable companies, among others. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the provisional amounts recorded related to assets acquired and liabilities assumed, with a corresponding offset to goodwill.
When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are contingent consideration or compensation for post-combination services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-combination services and recognized as expense over the requisite service period.
Acquisition-related transaction costs are expensed in the period in which the costs are incurred and included in general and administrative expense in the Company consolidated statements of operations.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test. The Company performs its annual goodwill impairment test as of October 31, or more frequently if events or changes in

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
circumstances indicate that the goodwill may be impaired. On October 31, 2022, management determined that the Company has two reporting units for which goodwill has been assigned for the evaluation of goodwill impairment, the Rover and GoodPup component business units.
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
The quantitative assessment involves comparing the estimated fair value of each reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the book value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company completed a qualitative analysis as of October 31, 2022 and October 31, 2021. In performing the qualitative assessment, the Company considered certain events and circumstances specific to the Rover and GoodPup reporting units, and to the Company as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors. The Company concluded that it was not more likely than not that the fair value of the reporting units were less than their carrying amounts, and no impairment of goodwill was recognized.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Rent Expense and Leasehold Improvements (Prior to adoption of Topic 842)
Rent expense for leases that provided for scheduled rent increases or free rent periods during the lease term were recognized on a straight-line basis over the term of the related leases. Certain leasehold improvements were funded by landlord incentives or allowances. Such incentives or allowances under operating leases were recorded as a component of other noncurrent liabilities and were amortized as a reduction of rent expense over the term of the related lease. The current portion of deferred rent was presented in accrued expenses and other current liabilities in the consolidated balance sheets. Rent expense and amortization of leasehold improvements were allocated to the different costs and expenses presented in the consolidated statements of operations.
Earnout Liabilities
Rover Earnout Shares
At Closing, Legacy Rover stockholders were entitled to receive up to 19,734,183 shares (“Rover Earnout Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), subject to the occurrence of certain triggering events based on a seven year post-Closing earnout, with (1) 8,770,748 shares earned if the stock price of the Company is or exceeds $12.00 for 20 out of any 30 trading days (“Triggering Event I”), (2) 8,770,748 shares earned if the stock price of the Company is or exceeds $14.00 for 20 out of any 30 trading days (“Triggering Event II”), and (3) 2,192,687 shares earned if the stock price of the Company is or exceeds $16.00 for 20 out of any 30 trading days (“Triggering Event III”) (collectively, the “Triggering Events”). On September 29, 2021, a portion of the Rover Earnout Shares vested upon the occurrence of Triggering Event I and Triggering Event II and were subsequently issued on October 6, 2021. If there is a change of control transaction within the seven-year earnout period, then Triggering Event III that has not previously occurred will be deemed to have occurred and a total of 2,192,687 shares will be issued to Legacy Rover equity holders and be eligible to participate in the change of control transaction.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
Sponsor Earnout Shares
At Closing, Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company (the “Sponsor”), subjected 2,461,627 shares (“Sponsor Earnout Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a seven year post-Closing earnout, with (1) 984,651 shares being released upon Triggering Event I, (2) 984,651 shares being released upon Triggering Event II, and (3) 492,325 shares being released upon Triggering Event III, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing. On September 29, 2021, the Sponsor Earnout Shares vested upon the occurrence of Triggering Event I and Triggering Event II. If there is a change of control transaction within the seven-year earnout period, then immediately prior to the consummation of the change of control transaction the following will occur: (1) any Triggering Events that have not previously occurred will be deemed to have occurred and (2) all unvested Sponsor Earnout Shares will vest and be eligible to participate in the change of control transaction.
The Rover Earnout Shares and the Sponsor Earnout Shares (collectively “Earnout Shares”) were not indexed to the common stock of the Company and, therefore, were accounted for as liability classified instruments in accordance with ASC 815-40, as the events that determine the number of Earnout Shares required to be released or issued, as the case may be, include events that were not solely indexed to the fair value of common stock of the Company. The Earnout Shares were measured at Closing, and subsequently measured at each reporting date until settled, or when they met the criteria for equity classification. Changes in the fair value were recorded as a component of other income (expense), net in the consolidated statements of operations. The aggregate fair value of the Earnout Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $228.1 million. As of September 29, 2021, the Sponsor Earnout Shares were reclassified to equity. Rover Earnout Shares that vested upon the occurrence of Triggering Event I and Triggering Event II on September 29, 2021 were recorded at fair value until issued on October 6, 2021, at which time the then current fair value was reclassified to additional paid in capital. See Note 7—Fair Value for further information.
Derivative Warrant Liabilities
At Closing, the Company assumed 2,574,164 private placement warrants (“Private Warrants”) and 5,500,000 public warrants (“Public Warrants” and collectively “Warrants”). Each whole Warrant entitles the holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants were exercisable at any time commencing on the later of (1) 30 days after the completion of the Merger on July 30, 2021 and (2) 12 months from the date of the closing of Caravel’s initial public offering on December 11, 2020 and terminating five years after completion of the Merger.
The Private Warrants and the shares of Class A Common Stock issuable upon the exercise of the Private Warrants were transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were generally non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Warrants would be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 14—Stock Warrants for further information.
Upon consummation of the Merger, the Company evaluated the Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity (deficit). The agreement governing the Warrants included a provision that could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Warrants were not considered to be “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Warrants) were entitled to receive cash for all of their Warrants. Specifically, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders were entitled to cash, while only certain of the holders of the Company’s ordinary shares may be entitled to cash. These provisions precluded the Company from classifying the Warrants in stockholders’ equity (deficit). Since the Warrants meet the definition of a derivative, the Company recorded the Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants were estimated at each measurement date generally using a Monte Carlo simulation valuation model based on multiple inputs, including the implied volatility of the Public Warrants, among others.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
On the consummation of the Merger, the Company recorded a liability related to the Warrants of $22.0 million, with an offsetting entry to additional paid-in capital. See Note 7—Fair Value for further information.
On December 13, 2021, the Company announced that it would redeem all of the outstanding Public Warrants and Private Warrants. In January 2022, the Company redeemed all of the outstanding Private Warrants held by one of the Company’s greater than five percent stockholders, the Sponsor, and the Public Warrants. In connection with the redemption, holders of Warrants had the option to exercise the Warrants on a “cashless” basis to receive 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the redemption price of $0.10 per Warrant.
In connection with the redemption, in January 2022, the Company issued an aggregate of 2,046,220 shares of Class A Common Stock pursuant to the cashless exercise of the Warrants. Upon each exercise of the Warrants to Class A Common Stock, the related carrying amount of the Warrant liability was reclassified to stockholders’ equity. In January 2022, a $4.6 million gain in change in fair value was recorded in the statement of operations, and $15.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity. As the Warrants are no longer outstanding, the Company no longer has to account for the Warrants as a liability or report any charge for the change in fair value after the first quarter of 2022. As a result, this gain in change in fair value of the Warrants will not recur in future periods. See Note 7—Fair Value and Note 14—Stock Warrants for further information.
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
The Company enters into its standard terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet care services between the pet parent and the pet care provider on the Company’s platform (a booking). The fixed percentage service fees generally are established at the time a pet parent or pet care provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee up to a fixed dollar amount to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ stated cancellation period has lapsed. Pet parents pay for services at the time of booking.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The Company has no significant financing components in its contracts with customers. The Company recognizes revenue net of any sales tax paid related to its revenue transactions.
Provider Onboarding Revenue
The Company earns revenue from non-refundable provider onboarding fees by completing quality assurance reviews of new pet care provider profiles including obtaining background checks, which are performed by a third party. Pet care providers pay the onboarding fee at the time of sign up. The Company recognizes revenue related to provider onboarding services at a point-in-time upon satisfaction of the related performance obligation, determined to be the completion of the quality assurance review of the pet care provider's profile including a background check. The Company is considered to be a principal in these transactions and recognizes revenue on a gross basis. Costs associated with performing the pet care provider onboarding review are recognized in cost of revenue (exclusive of depreciation and amortization shown separately).
Payments to Customers
From time to time, the Company makes payments to pet parents and pet care providers as part of its marketing promotions, incentive programs and refund activities.
Marketing Promotions and Incentive Programs
The Company encourages the use of its platform and attracts new customers through its marketing promotions and incentive programs. The Company uses marketing promotions in tandem with sales and marketing spend to attract new pet parents to its platform. Promotions offered to pet parents in the form of credits, coupons or discounts are recorded as a reduction of revenue or marketing expense.
The Company offers referral credits to its existing pet parents or pet care providers for referrals of new pet parents or pet care providers. These referral credits are paid in exchange for a distinct marketing service and therefore the portion of these credits that is equal to or less than the cost of acquiring a new pet parent or pet care provider are accounted for as a customer acquisition cost. These new customer acquisition costs are expensed as incurred and reflected as marketing expenses in the Company’s consolidated statements of operations. The portion of these credits in excess of the fair value of acquiring a new pet parent or pet care provider is accounted for as a reduction of revenue.
On occasion, the Company offers promotional discounts to existing pet parents. The Company records incentives provided to existing pet parents as a promotion and reduces revenue on the date that the corresponding revenue transaction is recorded.
Refunds
In certain instances, the Company issues refunds to pet parents as part of its customer support activities for customer satisfaction matters in the form of credits to be applied toward a future booking. The Company accounts for such refunds as variable consideration and therefore records the amount of each refund or credit issued as a reduction of revenue.
Deferred Revenue

Deferred revenue primarily represents service fees from pet parents and pet care providers received upon the completion of a booking and in advance of the related performance obligation being satisfied and related revenue being recognized. The service fees are calculated as a percentage of the booking value, excluding taxes and tips, and are subject to a refund if the booking is canceled during the applicable pet care provider’s cancellation period. The pet care provider’s cancellation period can range from same day to seven days prior to the commencement of the pet care services. The Company's deferred revenue balance excludes amounts received from pet parents upon booking that are expected to be paid out to the pet care provider after completion of the pet care service, as those amounts will not result in revenue recognized. Additionally, the deferred revenue balance is reduced by the amount of credits, coupons, or discounts to the extent that they are recognized as revenue upon completion of the related performance obligation. Recorded amounts of deferred revenue are subject to refund to the pet parent in the event the booking is canceled prior to the expiry of the stated cancellation policy or does not otherwise occur. Substantially all of the deferred revenue at December 31, 2022 relates to bookings that begin within the next twelve months, at which time the revenue will be recognized, unless the booking is canceled during the pet care provider’s cancellation period. See Note 5—Revenue Recognition for further information.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Rover Guarantee
In connection with services provided to facilitate the connections between pet care provider and pet parent, the Company provides a contractual guarantee to reimburse pet parents or pet care providers for certain expenses arising from injuries or other damages incurred during a service booked through the Company’s platform, subject to specified conditions (the “Rover Guarantee”). The Company’s obligation under the Rover Guarantee is accounted for in accordance with Accounting Standards Codification Topic 460, Guarantees. As a result, the Company estimates the fair value of the liability incurred in connection with providing the Rover Guarantee and records such amounts in accrued expenses and other current liabilities within the Company’s consolidated balance sheets.
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
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with the Company’s operations and support team, and third-party costs related to outsourced support providers. This team assists with onboarding new pet care providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across the Company’s marketplace, and community support provided via phone, email, and chat to pet parents and pet care providers. This support includes assistance and responding to pet parents’ inquiries regarding the general use of the Company’s platform or how to make or modify a booking through the platform. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology expense to operations and support expense based on headcount.
Marketing
Marketing expenses include payroll, employee benefits, stock-based compensation expenses and other personnel-related costs associated with the Company’s marketing team. These expenses also include digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing and optimization, affiliate programs and display advertising, all of which are primarily focused on pet parent acquisition and brand marketing. Except for content creation, advertising expenses are expensed as incurred, and are included in marketing expenses on the consolidated statements of operations. The Company allocates a portion of overhead costs which includes lease expense, utilities and information technology expense to marketing expense based on headcount. Advertising expenses were $27.8 million, $13.0 million, and $8.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Interest Expense
Interest expense consists of interest on the Company’s borrowing arrangements, including an unsecured letter of credit, and the amortization of debt discounts and deferred financing costs.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fine, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably be estimated. Legal costs for loss contingencies are expensed as incurred.
Stock-Based Compensation
The Company may grant stock option awards to certain employees and non-employee directors. The Company accounts for stock-based compensation expense by calculating the estimated fair value of each award at the grant date or modification date by applying the Black-Scholes option pricing model. The model utilizes the estimated per share fair value of the Company’s underlying common stock at the measurement date, the expected or contractual term of the option, the expected stock price volatility, risk-free interest rates, and the expected dividend yield of the common stock. Stock-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee director is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
The Company bases its estimate of expected volatility on the historical volatility of comparable companies from a representative peer group selected based on industry, financial, and market capitalization data. The Company recognizes forfeitures as they occur.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.
The Company also grants restricted stock units (“RSUs”) to certain employees and non-employee directors. The Company accounts for stock-based compensation expense by calculating the fair value of each award at the grant date based on the closing price of its shares on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the period the employee or non-employee director is required to provide service in exchange for the award, which is generally the vesting period. The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
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
Recently Adopted Accounting Pronouncements
The Company is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. The Company has elected to adopt new or revised accounting guidance within the same time period as public business entities, as indicated below.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This guidance addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU addresses the previous lack of specific guidance in the accounting standards codification related to modifications or exchanges of freestanding equity-classified written call options (such as warrants) by specifying the accounting for various modification scenarios. The guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard on January 1, 2022 and will apply the amendments of this ASU prospectively to any modifications or exchanges of freestanding equity-classified warrants occurring on or after the effective date. The adoption of the new standard did not have an immediate impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU was issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability; and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination, whereas current GAAP requires that the acquirer measures such assets and liabilities at fair value on the acquisition date. The guidance is effective for the Company for the year beginning after December 15, 2023, with early adoption permitted. The Company early adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s consolidated financial statements, but the new guidance has been applied to all business combinations completed after the adoption date.

In November 2021, the FASB issued ASU No. 2021-10 Disclosures by Business Entities about Government Assistance. The amendments in this ASU require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions, (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The guidance is effective for the Company for the year beginning after December 15, 2021. The Company adopted this standard on January 1, 2022 using the prospective transition method. The adoption of the new standard did not have an immediate impact on the Company’s consolidated financial statements.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment in this ASU provides an update to: (1) troubled debt restructurings guidance in Subtopic 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings; and (2) requires public entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company will adopt this standard on January 1, 2023 using the prospective transition method. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial statements but will continue to evaluate the new standard in future accounting periods.

In June 2022, the FASB issued ASU No. 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction. The amendment in this ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company will adopt this standard on January 1, 2024 using the prospective transition method. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial statements but will continue to evaluate the new standard in future accounting periods.
3. Reverse Recapitalization
On July 30, 2021, the Company completed the Merger and received net proceeds of $235.6 million, net of transaction costs of $32.7 million.
In connection with the Merger, the Company raised $268.3 million of gross proceeds from (1) the contribution of $128.3 million of net cash held in Caravel’s trust account from its initial public offering, (2) $50.0 million from the sale of 5,000,000 shares of the Company’s Class A Common Stock at $10.00 per share in a transaction exempt from the registration requirements of the Securities Act of 1933, and (3) $90.0 million from the sale of an aggregate of 9,000,000 shares of Class A Common Stock at $10.00 per share pursuant to the backstop subscription agreement with affiliates (and an assignee of such affiliates) of the Sponsor (the “Sponsor Backstop Subscription Agreement”).
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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

The Merger was accounted for as a reverse recapitalization under GAAP because Legacy Rover has been determined to be the accounting acquirer under ASC Topic 805, Business Combinations. Under this method of accounting, Caravel was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Legacy Rover with the Merger treated as the equivalent of Legacy Rover issuing stock for the net assets of Caravel, accompanied by a recapitalization. The net assets of Caravel are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy Rover.

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
4. Business Combinations
On June 15, 2022, the Company acquired all issued and outstanding stock of GoodPup, an early-stage company that operates a virtual dog training platform. The transaction was accounted for as a business combination. The total purchase price for this acquisition of $7.4 million included a $1.6 million holdback for indemnity and subsequent adjustments that is expected to be paid within the 18-month holdback period. The purchase price was provisionally allocated as follows: $4.4 million to intangible assets (see Note 9—Goodwill and Intangible Assets for more information), ($1.0) million to net assets and liabilities assumed based on their estimated fair value on the acquisition date, and the remaining $4.0 million to goodwill. The goodwill from the

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
acquisition is mainly attributable to expected synergies and other benefits. The goodwill is not tax deductible. The intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to five years.

During the fourth quarter of 2022, the Company obtained additional information during the measurement period that existed as of the acquisition date and recorded adjustments to the preliminary purchase price allocation that resulted in a decrease of $0.2 million to goodwill, $0.1 million to net liabilities assumed, and $0.1 million to the holdback liability. The adjustment did not have a material impact on the Company’s consolidated statements of operations.

Certain employees hired in conjunction with the acquisition received restricted stock unit awards and retention bonuses that are subject to service conditions. The Company accounted for these awards and bonuses as a post-business combination expense.

The Company incurred no acquisition-related costs for the years ended December 31, 2021 and 2020. The Company incurred $0.5 million in acquisition-related costs for the year ended December 31, 2022, which were included in general and administrative expenses in the consolidated statements of operations.

Additional information existing as of the acquisition date but unknown to the Company may become known at a later time, such as matters related to intangible assets, goodwill, tax liabilities or other contingencies. In accordance with ASC 805, if this occurs during a period not to exceed 12 months subsequent to the acquisition date, the Company may update the amounts and allocations recorded as of the acquisition date.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they did not have a material impact on the consolidated results of operations.
5. Revenue Recognition
Contract Balances
Contract liability balances on the Company’s consolidated balance sheets consist of deferred revenue for amounts collected upon the completion of a booking. Deferred revenue is limited to the amount which the Company expects to recognize as revenue and the amounts expected to be paid out to pet care providers are separately presented as customer deposits on the company’s consolidated balance sheet, as those amounts will not result in revenue recognized. The deferred revenue balance is reduced by the amount of credits, coupons, or discounts to the extent that they are expected to reduce the revenue recognized upon satisfaction of the performance obligation. Substantially all of the deferred revenue as of December 31, 2022 relates to bookings that begin within the next twelve months, at which time revenue will be recognized, unless the booking is canceled during the pet care provider’s cancellation period.

The changes in the Company’s deferred revenue balances were as follows (in thousands):

Balance at December 31, 2020	$751
Bookings and other	107,682
Revenue recognized	(105,356)
Balance at December 31, 2021	3,077
Bookings and other	177,175
Revenue recognized	(174,708)
Balance at December 31, 2022	$5,544
Substantially all deferred revenue as of December 30, 2021 and December 31, 2020 was recognized as revenue during the years ended December 31, 2022 and 2021, respectively.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
6. Investments
The Company’s investments include available-for-sale investments and convertible notes. Available-for-sale investments consist of marketable securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the investments and unrealized gains and losses were as follows (in thousands):

	December 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$54,851	$—	$(51)	$54,800
Corporate securities	38,260	—	(220)	38,040
US Government securities	108,551	—	(792)	107,759
Asset-backed securities	8,269	—	(35)	8,234
Agency bonds	4,989	—	(12)	4,977
Total marketable securities	214,920	—	(1,110)	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$216,730	$—	$(1,110)	$215,620

	December 31, 2021
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Corporate securities	$4,293	$—	$(1)	$4,292
Total marketable securities	$4,293	$—	$(1)	$4,292
The contractual maturity of the available-for-sale investments were as follows (in thousands):

	December 31, 2022
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Commercial paper	$54,800	$—	$—	$54,800
Corporate securities	32,767	5,273	—	38,040
US Government securities	101,289	6,470	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	2,491	2,486	—	4,977
Total marketable securities	191,347	22,463	—	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$193,157	$22,463	$—	$215,620

ROVER GROUP, INC.
Notes to Consolidated Financial Statements

	December 31, 2021
	Within 1 year	1 to 5 year	More than 5 years	Total
Marketable securities:
Corporate securities	$—	$4,292	$—	$4,292
Total	$—	$4,292	$—	$4,292
The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves at December 31, 2022.
Other Investments
DogHero
In March 2019, the Company purchased 3.4 million Series C Preference Shares of DogHero Ltd. (“DogHero”), an online marketplace for pet services in South America, for $5.0 million. The 3.4 million shares acquired represented 17% of DogHero’s fully diluted outstanding equity. In accordance with ASC 321, Investments – Equity Securities, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The carrying amount of the investment was included in other noncurrent assets in the consolidated balance sheets. In accordance with ASC 321, for each reporting period, the Company completed a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired.
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
Convertible Notes (Related Party Transaction)
In July 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”) and entities affiliated with PSL, a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder, to invest in an early-stage service for pet parents that is complementary to the Company’s current offerings (the “Investee”). The Company contributed intellectual property in the form of a nonexclusive license agreement in exchange for 5,000,000 shares of common stock, which represents 28% of the Investee’s diluted outstanding equity as of December 31, 2022. The Company accounts for this investment under the equity method as it has significant influence over the Investee but does not hold a controlling financial interest.
In July 2022, in conjunction with the agreement, the Company made an initial investment of $1.0 million in the Investee in the form of a convertible note, which had a maturity date of July 2023. Subsequently, the Company invested an additional $0.3 million and $0.5 million in September 2022 and November 2022, respectively. As of November 2022, all investments in the form of convertible notes were amended to mature in November 2023. The convertible notes accrue interest at a rate of 5% per year and are payable upon the maturity dates. The Investee may not prepay the convertible notes. If the Investee raises funds prior to the maturity dates of the convertible notes, then the Company will receive the full value of the convertible notes, including all accrued and unpaid interest, in the form of preferred stock in the Investee. The Company has elected to measure these convertible notes at fair value with changes in fair value reported in earnings (see Note 7—Fair Value for more information).

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
PSL and the Company have roughly equivalent minority ownership positions in the Investee offering the services, and have customary rights afforded to investors in venture-backed companies. PSL will be reimbursed for certain start-up and formation costs by the entity and will provide, and be compensated for, certain services to the entity for a period of time after formation. For the year ended December 31, 2022, PSL was reimbursed $0.4 million by the Investee for formation costs, in-house and outside services provided, and other expenses. Mr. Gottesman is not currently on the board of this entity and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.
As of December 31, 2022, the carrying values of the Company’s notes were $1.8 million, as recorded in prepaid expenses and other current assets within the consolidated balance sheets. For the year ended December 31, 2022, the Company recorded losses of $0.6 million within loss from equity method investments in the consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results. As the Company’s basis in the Investee’s common stock is accounted for under the equity method was valued at zero, the Company’s proportionate share of losses resulted in a reduction to the carrying value of the convertible note investments. The fair value of the convertible notes was determined to be equal to the face value of the convertible note. As such, the Company recognized an incremental fair value adjustment of $0.6 million within change in fair value of other investments on the consolidated statements of operations for the year ended December 31, 2022. There were no impairment charges for the year ended December 31, 2022. See Note 7—Fair Value for more information on the fair value of the convertible note.
7. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$23,006	$—	$—	$23,006
Commercial paper	—	7,954	—	7,954
Investments:
Commercial paper	—	54,800	—	54,800
Corporate securities	—	38,040	—	38,040
US Government securities	—	107,759	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	—	4,977	—	4,977
Other investments:
Convertible notes	—	—	1,810	1,810
Total assets measured at fair value	$23,006	$221,764	$1,810	$246,580

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$213,539	$—	$—	$213,539
Investments:
Corporate securities	—	4,292	—	4,292
Total assets measured at fair value	$213,539	$4,292	$—	$217,831
Liabilities
Derivative warrant liabilities (Public Warrants)	$13,585	$—	$—	$13,585
Derivative warrant liabilities (Private Warrants)	—	6,358	—	6,358
Total liabilities measured at fair value	$13,585	$6,358	$—	$19,943

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial assets measured at fair value using significant unobservable inputs (in thousands):

Convertible Note
Balance at December 31, 2021	$—
Additions during the period	1,810
Proportionate share of equity method losses	(598)
Incremental change in fair value	598
Balance at December 31, 2022	$1,810
In December 2021, the Private Warrants were reclassified from Level 3 to Level 2 financial instruments within the fair value hierarchy. See section “ - Valuation of Private Warrant Derivative Liability” below for further discussion. Other than this transfer between levels, there were no transfers of financial instruments between valuation levels during the years ended December 31, 2022 and 2021.
Valuation of Convertible Note Investments
As described in Note 6—Investments—Other Investments—Convertible Notes (Related Party Transaction), the Company holds convertible note investments in the Investee that are measured at fair value. As of December 31, 2022, these convertible notes are held at a fair value of $1.8 million. The fair value of the notes is based predominantly on the credit quality of the underlying business and its ability to repay principal and interest, as well as the potential outcome of future equity financing transactions that may trigger the conversion feature provided by the notes.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding private placement warrants (“Private Warrants”) held by Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company, and public warrants (“Public Warrants” and, collectively, “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 (the “Redemption Date”). As a result of the redemption offer under which the Private Warrants would be redeemed on terms substantially similar to those of the Public Warrants, there was a change in valuation technique and the estimated fair value of the Private Warrants was determined using the closing stock price of $2.47 of the Public Warrants on December 31, 2021. As a result, as of December 31, 2021, the Private Warrants were classified as Level 2 financial instruments within the fair value hierarchy.
In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of December 31, 2022, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity during the first quarter of 2022.
The Company classifies financial instruments as Level 2 within the fair value hierarchy which are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. Prices of these securities are obtained through independent, third-party pricing services and include market quotations that may include both observable and unobservable inputs. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. In determining the value of a these Private Warrants as of December 31, 2021, the Company used certain information with respect to market transactions in substantially similar securities.
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
8. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	December 31,
	2022	2021
Computers	$1,452	$1,306
Furniture and fixtures	3,777	3,740
Leasehold improvements	13,808	13,663
Internal-use software	21,652	21,635
Asset retirement obligation	225	—
Total property and equipment	40,914	40,344
Less: Accumulated depreciation and amortization	(21,396)	(19,470)
Total property and equipment, net	$19,518	$20,874
Depreciation and amortization of property and equipment was $3.9 million, $3.8 million and $3.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, and was recorded to depreciation and amortization in the consolidated statements of operations. The Company capitalized $8.8 million and $6.3 million of software development costs during the years ended December 31, 2022 and 2021, respectively. Internal-use software amortization was $7.0 million, $7.4 million, and $9.8 million (inclusive of $2.6 million Rover Now acceleration described below) for the years ended December 31, 2022, 2021, and 2020, respectively, and was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the consolidated statements of operations.
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
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	December 31,
	2022	2021
Accrued merchant fees	$86	$11
Income and other tax liabilities	1,670	1,074
Accrued legal expenses and open claims	686	488
Accrued legal settlements (1)	18,000	—
Accrued professional services	435	918
Other current liabilities	1,817	530
Total accrued expenses and other current liabilities	$22,694	$3,021
__________________
(1)See Note 11— Commitments and Contingencies for more information.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
9. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill by reporting unit for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment of goodwill was recognized during any of the periods presented.
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2021	$33,159
Recognized in business combination (1)	3,960
Measurement period adjustment (1)	(204)
Balance at December 31, 2022	$36,915
_________________
(1)See Note 4— Business Combinations for more information.
Intangible Assets
As of December 31, 2022, the Company has included an additional $4.4 million of intangible assets from the business combination discussed in Note 4—Business Combinations. Certain intangible assets related to prior acquisitions totaling $10.6 million were fully amortized and written off during the year ended December 31, 2022. The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$6,600	$(3,478)	$3,122
Shelter relationships	834	(135)	699
Technologies	1,696	(283)	1,413
Tradenames	1,302	(130)	1,172
Training curriculum	551	(92)	459
Total	$10,983	$(4,118)	$6,865

	December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$16,290	$(11,869)	$4,421
Tradenames	950	(902)	48
Total	$17,240	$(12,771)	$4,469
The weighted average amortization period remaining as of December 31, 2022 for each class of intangible assets were as follows (in years):

Pet parent relationships	3.8
Shelter relationships	4.5
Technologies	2.5
Tradenames	4.5
Training curriculum	2.5

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
Amortization expense related to acquired intangible assets for the years ended December 31, 2022, 2021, and 2020 was $2.0 million, $3.5 million, and $5.2 million, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.
Based on amounts recorded at December 31, 2022 the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

2023	$1,979
2024	1,979
2025	1,605
2026	1,094
2027	208
Thereafter	—
Total	$6,865
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
As of December 31, 2022 and 2021, the Company had no debt outstanding.
Revolving Line of Credit
The Company renegotiated the credit facility during August 2020 to extend the maturity of the revolving line of credit to May 2022. Subject to the terms and conditions of the credit facility, the lender agreed to make revolving loans to the Company in an amount not to exceed $15.0 million during the term of the agreement. Interest accrues at the greater of (1) 4.50% and (2) the Prime Rate plus a margin of 0.50% per year, unless certain milestones are achieved then interest accrues at the greater of (1) 4.00% and (2) the Prime Rate. Interest was payable monthly. The Company was required to pay an unused credit facility fee to the lender each quarter in an amount equal to 0.30% per year times the average unused portion of the revolving line. The Company borrowed and repaid $11.4 million on the revolving loan during the year ended December 31, 2020 and issued a $3.5 million letter of credit for the security deposit on its Seattle headquarters office space, which reduced the amount available under the revolving line of credit. At December 31, 2021, the Company had repaid in full all amounts owed under the facility, terminated all commitments and obligations under the revolving line of credit, was released from all security interests, mortgages, liens and encumbrances under the credit facility, and retained an unsecured $3.5 million letter of credit for the security deposit on its Seattle headquarters and Spokane office space. As of December 31, 2022, the Company still retains the unsecured letter of credit.
Growth Capital Advance
The Company renegotiated the credit facility during August 2020 to amend the growth capital advance component, including extending the maturity to June 2024. Subject to the terms and conditions of the credit facility, the lender agreed to make advances to the Company in three tranches not to exceed $5.0 million under each tranche, up to the total amount of $15.0 million during the draw period, which was available until June 30, 2021. During 2020, the Company drew on the $15.0 million

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
growth capital advance and repaid the outstanding balance. The Company’s obligation under the credit facility was secured by substantially all of our assets. The credit facility contained customary conditions to borrowing, events of default and covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. The credit facility also contained minimum liquidity and minimum net revenue financial covenants that were applicable if our overall liquidity did not exceed $65.0 million at the end of a reporting period. The Company was in compliance with all of its covenants under the credit facility as of December 31, 2020. At December 31, 2022 and 2021, no amounts were outstanding, the Company can no longer borrow under the growth capital advance component of the credit facility, and the Company terminated all commitments and obligations under the credit facility.
For the year ended December 31, 2020, the Company recognized a loss of $353,000 related to the early repayment of the growth capital advance, which is recorded in other income (expense), net in the consolidated statements of operations and included in amortization of debt issuance costs in the consolidated statements of cash flows.
Subordinated Credit Facility
The subordinated credit facility was a term loan advance. Subject to the terms and conditions of the subordinated credit facility, the lender agreed to make advances to the Company to the amount of $30.0 million during the draw period, which was available until June 30, 2020. After principal repayments, no term loan advance was able to be reborrowed. The term loan advance was interest only on a monthly basis. Outstanding principal and accrued interest were due at the maturity date. Interest accrued at the Prime Rate plus a margin of 4.25% per year. In connection with securing the term loan advance, the Company incurred $269,000 in costs related to originating the debt which were initially capitalized as debt issuance costs. Once the term loan advance of $30.0 million was drawn down in March 2020, the costs were recorded as a debt discount and amortized to interest expense over the term of the term loan advance. Upon closing of the Merger, the Company repaid the full $30.0 million term loan advance and accrued interest of $0.2 million and terminated all commitments and obligations under the subordinated credit facility. As of December 31, 2022, the Company no longer has the ability to make any future draws.
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
11. Commitments and Contingencies
Leases
The Company leases certain office space in Seattle and Spokane, Washington, and Barcelona, Spain with lease agreements expiring between 2023 to 2030. These leases require monthly lease payments that may be subject to annual increases

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to seven years. These renewal options have not been considered in the determination of the ROU assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018, which was subsequently amended to extend the term for an additional two years in February 2020. In May 2022, the Company amended the sublease to extend the term for an additional one year. In December 2022, the Company amended the sublease to extend the term for one additional year. As of December 31, 2022, under the terms of the amended sublease agreement, the Company will receive an additional $1.2 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2024.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of December 31, 2022, under the terms of the sublease agreement, the Company will receive $1.0 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.

Sublease income is recognized on a straight-line basis over the sublease term and is recorded as a reduction to operating lease cost within general and administrative costs in the consolidated statements of operations.
The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$4,159	$4,078
Short-term lease cost	163	138
Sublease income	(1,200)	(953)
Total lease cost	$3,122	$3,263
Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$4,254	$4,313
Lease term and discount rate were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average discount rate	7.27%	7.14%
Weighted-average remaining lease term (years)	6.82	7.65

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
Maturities of lease liabilities were as follows as of December 31, 2022 (in thousands):

Year Ending December 31	Amounts
2023	$4,422
2024	4,569
2025	4,693
2026	4,430
2027	4,353
Thereafter	9,430
Total lease payments	31,897
Less: imputed interest	(6,962)
Present value of lease liabilities	24,935
Less: current portion of lease liabilities	(2,727)
Total lease liabilities, noncurrent	$22,208
Letters of Credit
The Company maintains an unsecured letter of credit from third-party financial institutions related to the security deposit on its Seattle headquarters and Spokane office space. See Note 10—Debt for further information.
Guarantees and Indemnification
In the ordinary course of business to facilitate sales of its services, the Company has entered into agreements with, among others, suppliers, and partners that include guarantees or indemnity provisions. The Company also enters into indemnification agreements with its officers and directors, and the Company’s certificate of incorporation and bylaws include similar indemnification obligations to its officers and directors. To date, there have been no claims under any indemnification provisions, therefore there is no accrual of such amounts for any of the periods presented. The Company is unable to determine the maximum potential impact of these indemnifications on the consolidated financial statements and maintains director and officer insurance coverage that would generally enable it to recover a portion of any future amounts paid for director and officer indemnification obligations.
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
The Company regularly evaluates the status of legal proceedings and regulatory matters in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the consolidated financial statements indicates it is probable a loss has been incurred as of the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation, claims and regulatory matters are inherently unpredictable, management concluded, based on currently available information, that except as described below there was not a reasonable possibility that the Company had incurred a material and estimable loss during the periods presented related to such loss contingencies.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code, and seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. After the Company successfully removed the case to the U.S. District Court for the Northern District of California (the “District Court”), another pet care provider was substituted as plaintiff in the case, now captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the District Court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case, but the plaintiff filed a notice of appeal of the District Court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Following oral argument before the Ninth Circuit on August 29, 2022, the Company and the plaintiff engaged in settlement discussions and mediations resulting in a binding settlement term sheet between the Company and the named plaintiff on October 20, 2022. The Company recorded the $18.0 million total settlement payment provided for in the binding settlement term sheet under general and administrative expense in the consolidated statements of operations for the year ended December 31, 2022 and within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2022. At the parties’ request, the Ninth Circuit dismissed the appeal without prejudice and remanded to the District Court for settlement approval, subject to reinstatement with the Ninth Circuit in the event the District Court declines to approve the settlement. On January 12, 2023, the Company and the named plaintiff entered into a comprehensive settlement agreement and release of claims pursuant to which the Company will make the total settlement payment of $18.0 million, which includes all related settlement costs, in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class and a PAGA group have brought or could bring in the litigation, including claims under PAGA, the California Labor Code, and similar statutes through the District Court’s order approving the settlement agreement. The proposed settlement class consists of all pet care providers who performed at least one service in California booked through the Rover platform during the period from November 1, 2018 through February 7, 2023, the date on which the motion for preliminary approval of the settlement was filed with the District Court. In addition, pet care providers who performed at least one service in California booked through the Rover platform between June 11, 2017 and February 7, 2023 would receive more limited relief related to PAGA included as part of the overall settlement. The Company also agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. Final settlement is subject to, among other things, the Company not exercising its right to terminate the settlement if too many proposed class members seek exclusion from the settlement, District Court approval of the settlement, and the resolution (or absence) of any appeals or requests for review that may be filed after the District Court’s approval. In settling the case, the Company is not admitting any wrongdoing or liability. The Company expects to pay the $18.0 million total settlement payment from existing cash and cash equivalents and investments within the next 12 months, contingent on final approval of the settlement.
On October 26, 2021, a pet care provider filed a putative class action complaint in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code and unfair competition claims under the Business and Professions Code, and seeking injunctive relief, compensatory damages, civil penalties, attorney’s fees, and other forms of relief (the “Rainey Class Action”). On January 21, 2022, the same plaintiff filed a representative action under PAGA in the Superior Court of California, Los Angeles County, captioned Claire Rainey v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code, and seeking civil penalties under PAGA, attorney’s fees, and other forms of relief (the “Rainey PAGA Action”). The Company successfully removed the Rainey Class Action and the Rainey PAGA Action to the U.S. District Court for the Central District of California, and prevailed on motions to compel arbitration in both cases. On February 3, 2023, the Company and Ms. Rainey entered into a settlement agreement that resolved both cases on an individual basis for an immaterial amount.
While litigation is inherently unpredictable and the ultimate outcomes cannot be predicted with certainty, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Accrued liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying consolidated statements of operations during the period of the change and reflected in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of pet care providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification matters. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s consolidated financial statements.

As of December 31, 2022 and except for the specific matters and claims noted above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its consolidated financial statements.
12. Employee Benefit Plan
The Company maintains a 401(k) tax-deferred savings plan covering all employees who satisfy certain eligibility requirements. The 401(k) plan allows each participant to defer a percentage of their eligible compensation subject to applicable annual limits pursuant to the limits established by the Internal Revenue Service (“IRS”). The Company may, at its discretion, make contributions in the form of matching contributions, subject to limitations imposed by the IRS. The Company made matching contributions of $1.6 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively. The Company did not make any matching contributions for the year ended December 31, 2020.
13. Stockholders’ Equity (Deficit)
Common Stock
On August 2, 2021, the Company’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Market under the ticker symbols “ROVR” and “ROVRW,” respectively. The Company subsequently redeemed all of its outstanding Public and Private Warrants in January 2022. In connection with the Warrant redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on January 12, 2022, and have been delisted. The Warrant redemption had no effect on the trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Global Market under the symbol “ROVR.” Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 990,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 184.5 million shares of Class A Common Stock issued and outstanding.
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
14. Stock Warrants
Public and Private Warrants
Prior to the Merger, Caravel issued 5,166,667 Private Warrants and 5,500,000 Public Warrants in connection with its initial public offering. Upon the Closing of the Merger, 2,592,503 Private Warrants were forfeited. Each whole warrant entitled the

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on December 11, 2021 and expired on July 30, 2026, at 5:00 p.m. New York City time, or earlier upon redemption or liquidation.
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the Warrants that remained outstanding. On the Redemption Date, any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants who chose to cashless exercise their Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the Redemption Price. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of December 31, 2022, the Company had no Warrants outstanding.
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
As of December 31, 2022 and 2021, there were no other common stock warrants outstanding.
15. Stock-Based Compensation.
2021 Equity Incentive Plan
In connection with the Closing of the Merger, Legacy Rover’s 2011 Equity Incentive Plan (the “2011 Plan’’) was terminated, the remaining unallocated share reserve under the 2011 Plan was canceled, and no new awards will be granted under the 2011 Plan. Options exercisable for 20.4 million shares of Class A Common Stock outstanding under the 2011 Plan at Closing were assumed by the Company under the 2021 Equity Incentive Plan (the “2021 Plan”).
The Company adopted the 2021 Plan, under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of December 31, 2022, the Company had 7.9 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2021	14,083
Equity awards authorized	—
Equity awards granted	(7,791)
Equity awards canceled and forfeited	1,589
Balances as of December 31, 2022	7,881
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	18,058	$1.60	6.1	$147,219
Options exercised	(3,266)	1.03
Options canceled and forfeited	(429)	2.17
Balances as of December 31, 2022	14,363	$1.71	4.9	$28,251
Options vested and exercisable – December 31, 2022	13,118	$1.67	4.7	$26,214
The weighted-average grant-date fair value of options granted during the year ended December 31, 2020 was $0.59. There were no options granted during the years ended December 31, 2022 and 2021.
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $13.5 million, $40.9 million and $2.4 million, respectively.
The fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $2.6 million, $3.9 million and $5.0 million, respectively.
The following table presents the range of assumptions used to estimate the fair value of options granted during the periods presented:

December 31, 2020
Risk-free interest rate	0.24% - 1.43%
Expected term (years)	3.99 - 6.80
Volatility	49.0% - 54.8%
Dividend yield	—%

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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
Restricted Stock Units
RSUs are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2021	2,863	$12.02	$27,919
Granted	7,791	4.85
Vested	(1,872)	8.67
Forfeited	(1,160)	7.41
Unvested December 31, 2022	7,622	$6.22	$27,975
The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 and was $16.2 million and $5.6 million, respectively.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of costs and expenses in the Company’s consolidated statements of operations for the presented periods (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operations and support	$1,761	$545	$299
Marketing	1,147	725	397
Product development	5,407	3,821	1,873
General and administrative	10,744	5,970	2,972
Total stock-based compensation expense	$19,059	$11,061	$5,541
No material income tax benefit related to stock-based compensation was recorded during the years ended December 31, 2022, 2021, and 2020 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was $1.2 million, which was expected to be recognized over a weighted average remaining service period of 1.0 years. As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $44.7 million, which was expected to be recognized over a weighted average remaining service period of 2.9 years.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
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

In April 2020, the Company modified options to exercise 3.1 million shares held by terminated employees. The Company reversed the previously recognized expense for pre-cliff awards, recorded the incremental expense based on the modification-date fair value of awards that became vested under the pro-rata acceleration, and recorded any excess between the fair value of the vested awards immediately prior to and after the modification. The Company immediately recognized net incremental expense of $0.3 million related to these options.

In July 2020, the Company modified options to exercise 6.8 million shares held by then-current employees. The Company repriced options held by current employees with an exercise price greater than $1.99 per share. As part of the repricing, the original options were canceled and new options were granted with an exercise of $1.99 per share and a remaining contractual term of ten years. The new options were subject to the same service-based vesting schedule as the original options. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined at the date of the modification and $0.4 million was immediately recognized related to vested options. During the years ended December 31, 2022 and 2021, the Company recognized total stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to these repriced options. As of December 31, 2022, there was remaining incremental fair value of $0.1 million which will be recognized over the remaining requisite service period.
16. Income Taxes
The following table presents the components of loss before income taxes and equity method investments (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(21,350)	$(64,394)	$(56,758)
Foreign	(113)	119	(821)
Total loss before income taxes and equity investments	$(21,463)	$(64,275)	$(57,579)
The following table presents the components of the (provision for) benefit from income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax (expense) benefit:
U.S. Federal	$—	$—	$—
State	(243)	(49)	(5)
Foreign	(69)	3	(204)
Total current tax (expense)	(312)	(46)	(209)
Deferred tax (expense) benefit:
U.S. Federal	291	—	—
State	122	—	—
Foreign	(19)	272	303
Total deferred tax benefit	394	272	303
Total income tax benefit	$82	$226	$94

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The following table presents a reconciliation of the statutory federal rate to the Company’s effective tax rate:

	Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory rate applied to loss before income taxes and equity method investments	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.1	4.5	1.6
Tax credits	6.8	0.1	0.2
Equity compensation	(7.3)	8.4	(0.9)
Nondeductible revaluation	4.5	(14.4)	—
Change in valuation allowance	(24.3)	(20.8)	(20.9)
Other nondeductible expenses	(5.8)	1.2	—
Other, net	(0.6)	0.4	(0.8)
Effective income tax rate	0.4%	0.4%	0.2%

The following table presents the significant components of the Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$62,745	$66,151
Tax credit carryforward	3,854	2,364
Reserves and accruals	1,310	1,166
Stock based compensation	1,492	1,551
Lease liability	6,162	6,535
Intangibles	—	651
Property, plant and equipment	83	—
Capitalized research and development	3,716	—
Legal settlement	3,972	—
Other	1,476	2,311
Total deferred tax assets	84,810	80,729
Less: Deferred tax assets valuation allowance	(78,816)	(71,565)
Total deferred tax assets, net of valuation allowance	5,994	9,164
Deferred tax liabilities:
Capitalized internal-use software costs	—	(2,356)
Intangibles	(62)	—
Property, plant and equipment	—	(340)
Right-of-use assets	(4,626)	(4,991)
Total deferred tax liabilities	(4,688)	(7,687)
Net deferred tax assets	$1,306	$1,477

ROVER GROUP, INC.
Notes to Consolidated Financial Statements

The following table presents a roll forward of the valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$71,565	$57,225	$45,180
Increase in valuation allowance	7,251	14,340	12,045
Balance at end of period	$78,816	$71,565	$57,225
As of December 31, 2022, the Company had gross federal net operating loss (“NOL”) carryforwards of $253.5 million, gross state NOL carryforwards of $135.6 million and gross foreign NOL carryforwards of $5.2 million which may be available to reduce future taxable income. The gross federal NOL carryforwards generated during and after 2018 totaling $179.4 million are carried forward indefinitely, while all others, if not utilized, will expire beginning in 2031 and will continue to expire through 2037. The gross state NOL carryforwards will expire beginning in 2028 and will continue to expire at various times depending on individual state carryforward rules. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. The Company has recorded a full valuation allowance against its net U.S. deferred tax assets as of December 31, 2022 and 2021 because, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2019 through 2022. The Company is also open to examination for 2011 and forward with respect to U.S. federal NOL carryforwards generated and carried forward from those years. There are currently no federal or state income tax audits in process.
The NOLs are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company is in the process of performing an assessment of whether a change in control has occurred or whether there have been multiple changes in control, within the meaning of Section 382. Based on preliminary results, these ownership changes are not expected to materially limit the NOL carryforwards and research and development credits available to offset the Company’s tax liabilities. The Company expects to finalize this assessment in early 2023.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of period	$591	$574	$550
Prior year tax position increases	243	—	—
Current year tax position increases	132	17	24
End of period	$966	$591	$574
The gross unrecognized tax benefits as of December 31, 2022, 2021, and 2020, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. No material changes in the gross unrecognized tax benefits are expected over the next twelve months. Interest and penalties related to unrecognized tax benefits, if any, will be recognized as a component of income tax expense.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
17. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(21,979)	$(64,049)	$(57,485)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	181,854	89,004	29,896
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.72)	$(1.92)
As a result of the Merger, the weighted-average number of shares of Class A Common Stock used in the calculation of net loss per share have been retroactively converted by applying the Exchange Ratio.
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	90,814
Outstanding stock options	14,363	18,058	24,700
Unvested RSUs	7,622	2,863	—
Outstanding common stock warrants	—	—	1,118
Private Warrants	—	2,574	—
Public Warrants	—	4,137	—
Sponsor Earnout Shares	492	492	—
Total	22,477	28,124	116,632
The 2,192,687 remaining unvested Rover Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the share price of the Company’s Class A Common Stock exceeds specified thresholds that have not been achieved as of December 31, 2022.
18. Restructuring
In response to the impact of COVID-19, the Company implemented a restructuring plan in April 2020 whereby approximately 50% of employees were terminated or placed on standby. In connection with this restructuring, the Company incurred total severance-related and legal costs of $3.8 million, as well as modified the terms of stock options previously awarded to impacted employees (see Note 15—Stock-Based Compensation). As of December 31, 2022 and 2021, there was no remaining liability for restructuring-related costs.

ROVER GROUP, INC.
Notes to Consolidated Financial Statements
The following table summarizes restructuring charges recorded in each component of costs and expenses in the Company’s consolidated statements of operations (in thousands):

Year Ended December 31, 2020
Operations and support	$796
Marketing	593
Product development	1,743
General and administrative	631
Total restructuring charges	$3,763
There were no restructuring charges recorded in costs and expenses in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021.
19. Subsequent Events

Share Repurchase Program

On February 27, 2023, the Company’s board of directors authorized a stock repurchase program of up to $50 million of the Company’s Class A Common Stock. Repurchases of the Class A Common Stock may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions, subject to market conditions and applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Exchange Act. The repurchase program does not obligate the Company to acquire any specific number of shares of its Class A Common Stock. The timing, volume and nature of repurchases will be determined by the Company’s management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements, and other relevant factors.
Repurchases under the program have been authorized for the next 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of the Company’s board of directors. The Company expects to fund the repurchases with existing cash and cash equivalents and investments.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Notwithstanding these material weaknesses, management has concluded that the consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting as of December 31, 2022 was not effective due to the material weaknesses described below.

As permitted by the SEC guidance for newly acquired business, management has excluded GoodPup from its evaluation of internal control over financial reporting as of December 31, 2022 because we acquired the entity on June 15, 2022. We have included the financial results for this acquisition in our consolidated statements of operations since the date of acquisition. GoodPup is a wholly-owned subsidiary whose total assets and total revenues represented approximately 1.8% and less than 1% of our consolidated total assets and total revenues, respectively, as of and for the year ended December 31, 2022.

As we are an emerging growth company, we are not required to obtain, and have not included in this report, an attestation report from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Material Weaknesses and Remediation Measures Taken

In connection with the preparation of our consolidated financial statements as of December 31, 2022 and 2021 and for the three years in the period ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

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
During the year ended December 31, 2022, we have continued implementation of a plan to remediate the material weaknesses described above. These remediation measures are ongoing and include the following:

•Hiring additional finance and accounting personnel, including commencement of the recruitment process for an in-house Internal Audit function, to bolster our accounting capabilities and capacity, and to establish and maintain our internal controls;
•Designing additional controls for financial close and reporting including review of accounting policies, journal entry review controls, review of significant or non-routine transactions, period end close procedures, and the preparation and review of quarterly and annual financial statements;

•Designing and implementing IT general controls, including controls over program change management, the provisioning and monitoring of user access rights, controls over batch jobs and data backups, and program development approvals and testing, in addition to evaluation of controls performed at key service organizations and the adequacy of our complementary user entity controls;
•Engaging an external advisor to assist with documenting and testing the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary.
The material weaknesses will not be considered remediated until management completes the implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter ended December 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of the ongoing implementation of our plan to remediate the material weaknesses described above.

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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item, including the names and biographies of our executive officers and directors, is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of stockholders, which will occur on June 15, 2023. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, which is available on our Investor Relations website under “Corporate Governance—Documents & Charters” (https://investors.rover.com/corporate-governance/documents-and-charters). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments and waivers of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting that information on our website address specified above.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of stockholders, which will occur on June 15, 2023. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of stockholders, which will occur on June 15, 2023. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of stockholders, which will occur on June 15, 2023. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement relating to the 2023 annual meeting of stockholders, which will occur on June 15, 2023. The definitive proxy statement will be filed with the SEC within 120 days after December 31, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this report.

(3) Exhibits

The documents listed in the Exhibit Index below are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date	Filed or Furnished Herewith
2.1†
Business Combination Agreement and Plan of Merger, dated as of February 10, 2021, by and among Caravel, Merger Sub, Rover, and Shareholder Representative Services, LLC, as the Securityholder Representative.
		424(b)(3)	333-253110	Annex A	July 9, 2021
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39774	3.1	August 5, 2021
3.2	Amended and Restated Bylaws of the Company.	8-K	001-39774	3.1	September 21, 2022
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39774	4.1	August 5, 2021
4.2	Description of Securities.					X
10.1	Sponsor Support Agreement, dated as of February 10, 2021, by and among Caravel, Legacy Rover, the Sponsor, and the holders of the Founder Shares.	8-K	001-39774	10.1	February 11, 2021
10.2	Sponsor Backup Subscription Agreement, dated as of February 10, 2021, between Sponsor and Caravel.	8-K	001-39774	10.2	February 11, 2021
10.3	Assignment and Assumption Agreement, dated as of July 26, 2021 between Caravel, TWC Funds and Broad Bay.	8-K	001-39774	10.3	August 5, 2021
10.4	Form of Rover Holders Support Agreement.	8-K	001-39774	10.3	February 11, 2021
10.5	Form of PIPE Subscription Agreement.	8-K	001-39774	10.4	February 11, 2021
10.6	Form of Investor Rights Agreement.	8-K	001-39774	10.5	February 11, 2021
10.7#	Offer Letter from Legacy Rover to Aaron Easterly, dated September 2011, as amended March 2012.	S-4/A	333-253110	10.7	May 20, 2021

10.8#	Offer Letter from Legacy Rover to Tracy Knox, dated September 2017	S-4/A	333-253110	10.8	May 20, 2021
10.9#	Employment and Transition Agreement, dated March 4, 2022, by and between Rover Group, Inc. and Tracy Knox.	8-K	001-39774	10.1	March 7, 2022
10.10#	Offer Letter from Legacy Rover to Brent Turner, dated January 2014	S-4/A	333-253110	10.9	May 20, 2021
10.11#	Employment Letter Agreement, dated August 3, 2022, between Rover Group, Inc., A Place for Rover, Inc. and Charlie Wickers	8-K	001-39774	10.1	August 8, 2022
10.12#	Rover Group, Inc. Employee Incentive Compensation Plan	S-4/A	333-253110	10.12	May 20, 2021
10.13#	Rover Group, Inc. 2021 Employee Stock Purchase Plan	S-1	333-260937	10.12	November 10, 2021
10.14#	Rover Group, Inc. 2021 Equity Incentive Plan	S-1	333-260937	10.13	November 10, 2021
10.15#	A Place for Rover, Inc. 2011 Equity Incentive Plan, as amended.	S-8	333-260105	99.5	October 7, 2021
10.16#	Rover Group, Inc. Outside Director Compensation Policy (as amended)	10-Q	001-39774	10.1	August 12, 2022
10.17#	Rover Group, Inc. Form of Indemnification Agreement	8-K	001-39774	10.17	August 5, 2021
10.18#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (for non-executives).	S-8	333-260105	99.2	October 7, 2021
10.19#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan (for executives).					X
10.20#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Rover Group, Inc. 2021 Equity Incentive Plan.	S-8	333-260105	99.3	October 7, 2021
10.21#	Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (for non-executives)	S-8	333-260105	99.6	October 7, 2021
10.22#	Form of Stock Option Agreement under the A Place for Rover, Inc. 2011 Equity Incentive Plan (for executives)	10-K	001-39774	10.21	March 21, 2022
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney (included in the Signatures page to this report)					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document)	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________
†Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of     any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    Indicates management contract or compensatory plan or arrangement.

*    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Rover Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROVER GROUP, INC.

Date: March 9, 2023	By:	/s/ Charlie Wickers
		Name:	Charlie Wickers
		Title:	Chief Financial Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aaron Easterly and Charlie Wickers, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron Easterly	Chief Executive Officer and Director	March 9, 2023
Aaron Easterly	(Principal Executive Officer)

/s/ Charlie Wickers	Chief Financial Officer	March 9, 2023
Charlie Wickers	(Principal Financial and Accounting Officer)

/s/ Adam Clammer	Director	March 9, 2023
Adam Clammer

/s/ Jamie Cohen	Director	March 9, 2023
Jamie Cohen

/s/ Venky Ganesan	Director	March 9, 2023
Venky Ganesan

/s/ Greg Gottesman	Director	March 9, 2023
Greg Gottesman

/s/ Scott Jacobson	Director	March 9, 2023
Scott Jacobson

/s/ Kristina Leslie	Director	March 9, 2023
Kristina Leslie

/s/ Megan Siegler	Director	March 9, 2023
Megan Siegler