Form 10-Q
period 2023-03-31
ROVER GROUP, INC.
filed 2023-05-09
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 184,220,211 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of May 5, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, monetary and fiscal policy changes, a failure to lift the U.S. debt ceiling, stock market volatility, and geopolitical conflicts, slower economic growth and economic downturns, and their impact on consumer spending patterns, demand for and pricing on our platform, and our business, operating results and financial condition, including potential impairments;
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
•our expectations about, our ability to successfully defend, and the outcome of, any known and unknown litigation and regulatory proceedings, including with respect to the classification of pet care providers on our platform, and the potential impact on our business operations and financial performance if we are not successful or resulting from changes to our business practices and platform to bolster the classification of pet care providers who use the Rover platform as independent contractors;
•our expectations regarding our future operating and financial performance, including bookings, gross booking value, average booking value, booking mix, cancellation rates, revenue and expenses;
•our ability to retain existing and acquire new pet parents and pet care providers;
•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;
•our opportunities and strategies for growth, including investments and improvements, partnerships, distribution channels, acquisitions and international markets;
•our offering expansion initiatives and market acceptance thereof, and the effect of these investments on our results of operations;
•the success of our marketing strategies and investments;
•our anticipated investments in new products, initiatives and offerings, and the effect of these investments on our results of operations;
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

•our ability to execute our publicly announced share repurchase program;
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
Risks Related to our Business and Industry
•Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, a failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, geopolitical instability or economic uncertainty or recession, could materially adversely affect our business, results of operations, and financial condition.
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
•Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience on our platform.
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
•We may face difficulties as we expand our operations into new local markets.
•Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
•Failure to successfully execute and integrate acquisitions could adversely affect our business, operating results and financial condition.
Risks Related to Our Financial Reporting and Disclosure
•Because we recognize revenue upon the start of a booked service and not at booking, upticks or downturns in bookings are not immediately reflected in our operating results.
•Our management has limited experience in operating a public company.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, and subject us to litigation and other risks.
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

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$76,120	$58,875
Short-term investments	176,427	191,347
Accounts receivable, net	70,523	53,181
Notes receivable from related parties	1,810	1,810
Prepaid expenses and other current assets	11,929	6,829
Total current assets	336,809	312,042
Property and equipment, net	19,409	19,518
Operating lease right-of-use assets	18,324	18,871
Intangible assets, net	6,370	6,865
Goodwill	36,915	36,915
Deferred tax asset, net	1,378	1,306
Long-term investments	12,118	22,463
Other noncurrent assets	366	281
Total assets	$431,689	$418,261
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,823	$5,354
Accrued compensation and related expenses	4,032	6,644
Accrued expenses and other current liabilities	23,858	22,694
Deferred revenue	12,926	5,544
Pet parent deposits	51,356	40,783
Pet care provider liabilities	2,978	3,319
Operating lease liabilities, current portion	2,478	2,727
Total current liabilities	102,451	87,065
Operating lease liabilities, net of current portion	21,470	22,208
Other noncurrent liabilities	858	714
Total liabilities	124,779	109,987
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of March 31, 2023 and December 31, 2022; 185,241 and 184,526 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	19	18
Additional paid-in capital	657,355	651,659
Accumulated other comprehensive loss	(447)	(1,098)
Accumulated deficit	(350,017)	(342,305)
Total stockholders’ equity	306,910	308,274
Total liabilities and stockholders’ equity	$431,689	$418,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$41,120	$27,824
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,780	7,848
Operations and support	7,029	5,355
Marketing	9,338	7,331
Product development	7,297	6,633
General and administrative	12,362	11,540
Depreciation and amortization	1,478	1,696
Total costs and expenses	48,284	40,403
Loss from operations	(7,164)	(12,579)
Other income (expense), net:
Interest income	2,423	139
Interest expense	(18)	(18)
Change in fair value of other investments	314	—
Change in fair value of derivative warrant liabilities	—	4,579
Other income (expense), net	104	(256)
Total other income (expense), net	2,823	4,444
Loss before income taxes and equity method investments	(4,341)	(8,135)
Provision for income taxes	(1)	(11)
Loss from equity method investments, net of tax	(314)	—
Net loss	$(4,656)	$(8,146)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	184,365	179,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,656)	$(8,146)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	57	(61)
Unrealized gain (loss) on available-for-sale debt securities	594	(410)
Other comprehensive income (loss), net of tax	651	(471)
Comprehensive loss	$(4,005)	$(8,617)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	184,526	$18	$651,659	$(1,098)	$(342,305)	$308,274
Issuance of common stock upon exercise of stock options	1,039	1	1,846	—	—	1,847
Issuance of common stock upon release of restricted stock units	308	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(1,129)	—	—	(1,129)
Repurchase and retirement of common stock	(632)	—	—	—	(3,056)	(3,056)
Stock-based compensation	—	—	4,979	—	—	4,979
Foreign currency translation adjustments	—	—	—	57	—	57
Unrealized gain on available-for-sale debt securities	—	—	—	594	—	594
Net loss	—	—	—	—	(4,656)	(4,656)
Balance as of March 31, 2023	185,241	$19	$657,355	$(447)	$(350,017)	$306,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Issuance of common stock upon exercise of stock options	2,242	—	2,005	—	—	2,005
Issuance of common stock upon release of restricted stock units	200	—	348	—	—	348
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	$18	$634,443	$(251)	$(328,472)	$305,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(4,656)	$(8,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,505	4,310
Depreciation and amortization	3,234	3,428
Non-cash operating lease costs	547	588
Change in fair value of other investments	(314)	—
Change in fair value of derivative warrant liabilities	—	(4,579)
Net (accretion) amortization of investment (discounts) premiums	(1,406)	23
Deferred income taxes	(44)	—
Loss on disposal of property and equipment	53	7
Loss from equity method investments	314	—
Changes in operating assets and liabilities:
Accounts receivable	(17,342)	(193)
Prepaid expenses and other current assets	(5,095)	(2,166)
Other noncurrent assets	(86)	52
Accounts payable	(535)	(515)
Accrued expenses and other current liabilities	(1,460)	(2,050)
Deferred revenue and pet parent deposits	17,956	15,097
Pet care provider liabilities	(341)	(6,274)
Operating lease liabilities	(987)	(676)
Other noncurrent liabilities	144	(18)
Net cash used in operating activities	(5,513)	(1,112)
INVESTING ACTIVITIES
Purchases of property and equipment	(181)	(297)
Capitalization of internal-use software	(2,022)	(1,732)
Purchases of available-for-sale securities	(48,549)	(123,642)
Maturities of available-for-sale securities	75,814	—
Net cash provided by (used in) investing activities	25,062	(125,671)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	1,846	2,353
Redemption of stock warrants	—	(7)
Repurchases of common stock	(3,056)	—
Taxes paid related to settlement of equity awards	(1,129)	(393)
Net cash (used in) provided by financing activities	(2,339)	1,953
Effect of exchange rate changes on cash and cash equivalents	35	(24)
Net increase (decrease) in cash and cash equivalents	17,245	(124,854)
Cash and cash equivalents, beginning of period	58,875	278,904
Cash and cash equivalents, end of period	$76,120	$154,050
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$15	$—
Cash paid for interest	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment in accounts payable and accrued liabilities	$3	$—
Reclassification of certain derivative warrant liabilities to equity upon exercise	—	15,356
Stock-based compensation capitalized to internal-use software	475	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Rover Group, Inc. and its wholly owned subsidiaries (collectively “Rover” or the “Company”) is headquartered in Seattle, Washington, with U.S. offices in Spokane, Washington and internationally in Barcelona, Spain. The Company also has coworking office space in San Antonio, Texas. The Company provides an online marketplace and other related tools, support and services that pet parents and pet care providers can use to find, communicate with, and interact with each other.
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
Impact of COVID-19 and Other Seasonal Illnesses
The ongoing COVID-19 pandemic and other seasonal illnesses continue to impact communities globally, including in the markets the Company serves, which in turn impacts its business. Of particular importance is the pandemic’s impact on travel and the return of workers to their offices, as well as the increasing adoption of remote and hybrid working arrangements. These factors could result in fewer bookings and higher than average cancellation rates if the pandemic or permanent changes in working arrangements depresses travel or office attendance.
The impact of the COVID-19 pandemic, including the resulting complications from COVID-19, and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, may continue to affect results in 2023 and beyond. The extent to which the pandemic will continue to impact the Company’s business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control. These may include, but are not limited to, the duration and spread of the pandemic, its severity, new variants and sub-variants, other health-related events, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, and the magnitude and timing of such factors as economic and operating conditions.
Liquidity
As of March 31, 2023, the balance of cash and cash equivalents, short term investments, and long term investments was $76.1 million, $176.4 million, and $12.1 million, respectively. The Company has incurred losses from operations and had an accumulated deficit of $350.0 million as of March 31, 2023. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of all intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022. The information as of December 31, 2022 included in the condensed consolidated balance sheets was derived from those audited financial statements.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information for the interim periods presented. The unaudited condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.
Reclassifications
Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect assets, liabilities, net income, cash flows or equity for the periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, the assumptions used in the valuation of leases, legal contingencies, and stock-based compensation expense. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Information
The Company has one operating segment and one reportable segment. As the Company’s chief operating decision maker, the chief executive officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets are located in the United States and substantially all revenue is attributed to fees from pet parents and pet care providers based in the United States.
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other expense, net in the condensed consolidated statements of operations. The net effect of foreign currency gains and losses was not material during the three months ended March 31, 2023 and 2022.

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
The Company’s ability to provide a reliable platform largely depends on the efficient and consistent operation of its technology information systems and those of its third-party service providers. Any significant interruptions could harm the Company’s business and reputation and result in a loss of business. Further, there has been evidence that the Company has been the subject of cyber-attacks, and it is possible that it will be subject to similar attacks in the future. These attacks may be primarily aimed at interrupting the Company’s business, exposing it to financial losses, or exploiting information security vulnerabilities. To management’s knowledge, no prior attacks or breaches have, individually, or in the aggregate, resulted in any material liability to the Company, any material damage to the Company’s reputation, or any material disruption to the Company’s business.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, investments and accounts receivable. The Company maintains cash balances that may exceed the insured limits set by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company reduces credit risk by placing cash and investment balances with major financial institutions that management assesses to be of high-credit quality and also limits purchases of debt securities to investment-grade securities. The Company regularly evaluates the credit rating for issuers of government and corporate debt securities that it holds and other non-financial third party institutions.
For the three months ended March 31, 2023 and 2022, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of March 31, 2023 and December 31, 2022, accounts receivable was $70.5 million and $53.2 million, respectively, and was inclusive of $68.2 million and $51.1 million, respectively, which was due from payment processors who collected payment from pet parents on behalf of the Company. As of March 31, 2023 and December 31, 2022, the accounts receivable balance was also inclusive of $1.8 million and $1.4 million, respectively, which was due from arrangements with third parties, in which these third parties reimburse the Company for credits issued to pet parents. The Company's receivables are short-term in nature and the Company’s historical experience of losses has not been significant.
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
The Company enters into its standard terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet care services between the pet parent and the pet care provider on the Company’s platform (a booking). The fixed percentage service fees generally are established at the time a pet parent or pet care provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee, generally up to a fixed dollar amount to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ stated cancellation period has lapsed. Pet parents pay for services at the time of booking.
The Company considers the facilitation of the connection between pet care provider and pet parent to be the promise in the contracts. This is consistent with the terms of service, as well as the substance of what a pet care provider or pet parent is expecting from the use of the Company’s platform. While customers have access to the use of the platform, customer support,

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Judgment is required in determining whether the Company is the principal or agent in transactions with pet care providers and pet parents. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the pet parent and is therefore the principal, or the Company arranges for other parties to provide the service to the pet parent and is therefore the agent. The Company has concluded it is the agent in transactions with pet care providers and pet parents because, among other factors, it is not responsible for the delivery of pet care services provided by the pet care provider to the pet parent. Accordingly, the Company recognizes revenue on a net basis, representing the fee the Company expects to receive in exchange for providing access to the Company’s platform to pet care providers and pet parents.
The Company has no significant financing components in its contracts with customers. The Company recognizes revenue net of any sales tax paid related to its revenue transactions.
Provider Onboarding Revenue
The Company earns revenue from non-refundable provider onboarding fees by completing quality assurance reviews of new pet care provider profiles including obtaining background checks, which are performed by a third party. Pet care providers pay the onboarding fee at the time of sign up. The Company recognizes revenue related to provider onboarding services at a point-in-time upon satisfaction of the related performance obligation, determined to be the completion of the quality assurance review of the pet care provider’s profile including a background check. The Company is considered to be a principal in these transactions and recognizes revenue on a gross basis. Costs associated with performing the pet care provider onboarding review are recognized in cost of revenue (exclusive of depreciation and amortization shown separately).
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
The Company offers referral credits to its existing pet parents or pet care providers for referrals of new pet parents or pet care providers. These referral credits are paid in exchange for a distinct marketing service and therefore the portion of these credits that is equal to or less than the cost of acquiring a new pet parent or pet care provider are accounted for as a customer acquisition cost. These new customer acquisition costs are expensed as incurred and reflected as marketing expenses in the Company’s condensed consolidated statements of operations. The portion of these credits in excess of the fair value of acquiring a new pet parent or pet care provider is accounted for as a reduction of revenue.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Marketing

Advertising expenses were $7.0 million during the three months ended March 31, 2023, and $5.3 million during the three months ended March 31, 2022.

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
In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment in this ASU provides an update to: (1) troubled debt restructurings guidance in Subtopic 310-40 and enhances disclosure requirements for certain loan refinancings and restructurings; and (2) requires public entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for the Company for the year beginning after December 15, 2022. The Company adopted this standard on January 1, 2023 using the prospective transition method. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction. The amendment in this ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This amendment also requires public entities to add certain disclosures for equity securities subject to contractual sale restrictions. The guidance is effective for the Company for the year beginning after December 15, 2023. The Company will adopt this standard on January 1, 2024 using the prospective transition method. We do not expect the adoption of the new standard to have a material impact on the Company’s condensed consolidated financial statements but will continue to evaluate the new standard in future accounting periods.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenue Recognition
Contract Balances
Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected upon the completion of a booking. Deferred revenue is limited to the amount which the Company expects to recognize as revenue and the amounts expected to be paid out to pet care providers are separately presented as customer deposits on the Company’s condensed consolidated balance sheets, as those amounts will not result in revenue recognized. The deferred revenue balance is reduced by the amount of credits, coupons, or discounts to the extent that they are expected to reduce the revenue recognized upon satisfaction of the performance obligation. Substantially all of the deferred revenue as of March 31, 2023 relates to bookings that begin within the next twelve months, at which time revenue will be recognized, unless the booking is canceled during the pet care provider’s cancellation period.

The changes in the Company’s deferred revenue balances were as follows (in thousands):

Balance at December 31, 2022	$5,544
Bookings and other	46,630
Revenue recognized	(39,248)
Balance at March 31, 2023	$12,926
Substantially all deferred revenue as of December 31, 2022 was recognized as revenue during the three months ended March 31, 2023.
4. Investments
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

	March 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$51,327	$—	$(35)	$51,292
Corporate securities	19,841	—	(84)	19,757
US Government securities	103,780	9	(391)	103,398
Asset-backed securities	7,554	—	(33)	7,521
Agency bonds	6,560	17	—	6,577
Total marketable securities	189,062	26	(543)	188,545
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$190,872	$26	$(543)	$190,355

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$54,851	$—	$(51)	$54,800
Corporate securities	38,260	—	(220)	38,040
US Government securities	108,551	—	(792)	107,759
Asset-backed securities	8,269	—	(35)	8,234
Agency bonds	4,989	—	(12)	4,977
Total marketable securities	214,920	—	(1,110)	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$216,730	$—	$(1,110)	$215,620

The contractual maturity of the available-for-sale investments were as follows (in thousands):

	March 31, 2023
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$51,292	$—	$—	$51,292
Corporate securities	17,553	2,204	—	19,757
US Government securities	101,005	2,393	—	103,398
Asset-backed securities	—	7,521	—	7,521
Agency bonds	6,577	—	—	6,577
Total marketable securities	176,427	12,118	—	188,545
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$178,237	$12,118	$—	$190,355

	December 31, 2022
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$54,800	$—	$—	$54,800
Corporate securities	32,767	5,273	—	38,040
US Government securities	101,289	6,470	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	2,491	2,486	—	4,977
Total marketable securities	191,347	22,463	—	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$193,157	$22,463	$—	$215,620

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves as of March 31, 2023 and December 31, 2022.
Other Investments
Convertible Notes (Related Party Transaction)
In July 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”) and entities affiliated with PSL, a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder, to co-invest in an early-stage company that provides a service for pet parents that is complementary to the Company’s current offerings (the “Investee”). The Company contributed intellectual property in the form of a nonexclusive license agreement in exchange for 5,000,000 shares of common stock, which represents 28% of the Investee’s diluted outstanding equity as of March 31, 2023. The Company accounts for this investment under the equity method as it has significant influence over the Investee but does not hold a controlling financial interest.
In July 2022, in conjunction with the agreement, the Company made an initial investment of $1.0 million in the Investee in the form of a convertible note, which had a maturity date of July 2023. Subsequently, the Company invested an additional $0.3 million and $0.5 million in September 2022 and November 2022, respectively. As of November 2022, all investments in the form of convertible notes were amended to mature in November 2023. The convertible notes accrue interest at a rate of 5% per year and are payable upon the maturity dates. The Investee may not prepay the convertible notes. If the Investee raises funds from parties other than existing stockholders of the Investee prior to the maturity dates of the convertible notes, then the Company will receive the full value of the convertible notes, including all accrued and unpaid interest, in the form of preferred stock in the Investee. The Company has elected to measure these convertible notes at fair value with changes in fair value reported in earnings (see Note 5—Fair Value for more information).
PSL and the Company have equivalent minority ownership positions in the Investee, and have customary rights afforded to investors in venture-backed companies. PSL has been, and will continue to be, reimbursed for certain start-up and formation costs by the entity and will provide, and be compensated for, certain services to the entity for a period of time after formation. For the three months ended March 31, 2023, the amount reimbursed to PSL by the Investee for in-house services provided and other expenses was immaterial. Mr. Gottesman is not on the board of the Investee and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.
As of March 31, 2023, the carrying values of the Company’s notes were $1.8 million, as recorded in notes receivable from related parties within the condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recorded losses of $0.3 million within loss from equity method investments in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results. No loss was recorded for the three months ended March 31, 2022 as the Company had not yet invested in the Investee. As the Company’s basis in the Investee’s common stock as accounted for under the equity method was valued at zero, the Company’s proportionate share of losses resulted in a reduction to the carrying value of the convertible note investments. The fair value of the convertible notes was determined to be equal to the face value of the convertible note. As such, the Company recognized an incremental fair value adjustment of $0.3 million within change in fair value of other investments on the condensed consolidated statements of operations for the three months ended March 31, 2023. No incremental fair value adjustment was recorded for the three months ended March 31, 2022. There were no impairment charges for the three months ended March 31, 2023 and 2022. See Note 5—Fair Value for more information on the fair value of the convertible note.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$56,134	$—	$—	$56,134
Commercial paper	—	6,776	—	6,776
Investments:
Commercial paper	—	51,292	—	51,292
Corporate securities	—	19,757	—	19,757
US Government securities	—	103,398	—	103,398
Asset-backed securities	—	7,521	—	7,521
Agency bonds	—	6,577	—	6,577
Other investments:
Convertible notes	—	—	1,810	1,810
Total assets measured at fair value	$56,134	$195,321	$1,810	$253,265

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$23,006	$—	$—	$23,006
Commercial paper	—	7,954	—	7,954
Investments:
Commercial paper	—	54,800	—	54,800
Corporate securities	—	38,040	—	38,040
US Government securities	—	107,759	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	—	4,977	—	4,977
Other investments:
Convertible notes	—	—	1,810	1,810
Total assets measured at fair value	$23,006	$221,764	$1,810	$246,580
The following table provides a reconciliation of the beginning and ending balances for the Level 3 financial assets measured at fair value using significant unobservable inputs (in thousands):

Convertible Notes
Balance at December 31, 2022	$1,810
Additions during the period	—
Proportionate share of equity method losses	(314)
Incremental change in fair value	314
Balance at March 31, 2023	$1,810

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Valuation of Convertible Note Investments
As described in Note 4—Investments—Other Investments—Convertible Notes (Related Party Transaction), the Company holds convertible note investments in the Investee that are measured at fair value. As of March 31, 2023, these convertible notes are held at a fair value of $1.8 million, The fair value of the notes is based predominantly on the credit quality of the underlying business and its ability to repay principal and interest, as well as the potential outcome of future equity financing transactions that may trigger the conversion feature provided by the notes.
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
Valuation of Private Placement Warrant Derivative Liability
In December 2021, the Company announced that, pursuant to the terms of the Warrant Agreement, it would redeem all of the outstanding private placement warrants (“Private Warrants”) held by Nebula Caravel Holdings, LLC, the sponsor of Caravel and a greater than five percent stockholder of the Company (the “Sponsor”), and public warrants (“Public Warrants” and, collectively with the Private Warrants, “Warrants”) that remained outstanding at 5:00 p.m. New York City time on January 12, 2022 (the “Redemption Date”).
In January 2022, the Company issued 2,046,220 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of March 31, 2023, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity during the first quarter 2022.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	March 31, 2023	December 31, 2022
Computers	$1,413	$1,452
Furniture and fixtures	3,783	3,777
Leasehold improvements	13,809	13,808
Internal-use software	22,098	21,652
Asset retirement obligation	225	225
Total property and equipment	41,328	40,914
Less: Accumulated depreciation and amortization	(21,919)	(21,396)
Total property and equipment, net	$19,409	$19,518

Depreciation and amortization of property and equipment was $1.0 million for both the three months ended March 31, 2023 and 2022. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $2.5 million and $1.9 million of software development costs during the three months ended March 31, 2023 and 2022, respectively. Internal-use software amortization was $1.7 million for both the three months ended March 31, 2023 and 2022. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	March 31, 2023	December 31, 2022
Income and other tax liabilities	1,920	1,670
Accrued legal expenses and open claims	862	686
Accrued legal settlements (1)	18,000	18,000
Accrued professional services	733	435
Holdback related to business combination	1,343	1,343
Accrued share repurchase	399	—
Other current liabilities	601	560
Total accrued expenses and other current liabilities	$23,858	$22,694
__________________
(1)See Note 8— Commitments and Contingencies for more information.
7. Goodwill and Intangible Assets
Goodwill
The Company tests goodwill by reporting unit for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. No impairment of goodwill was recognized during any of the periods presented.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
The gross book value and accumulated amortization of intangible assets were as follows (in thousands):

	March 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$6,600	$(3,681)	$2,919
Shelter relationships	776	(117)	659
Technologies	1,696	(424)	1,272
Tradenames	1,302	(195)	1,107
Training curriculum	551	(138)	413
Total	$10,925	$(4,555)	$6,370

	December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value
Pet parent relationships	$6,600	$(3,478)	$3,122
Shelter relationships	834	(135)	699
Technologies	1,696	(283)	1,413
Tradenames	1,302	(130)	1,172
Training curriculum	551	(92)	459
Total	$10,983	$(4,118)	$6,865
The weighted average amortization period remaining as of March 31, 2023 for each class of intangible assets were as follows (in years):

Pet parent relationships	3.6
Shelter relationships	4.3
Technologies	2.3
Tradenames	4.3
Training curriculum	2.3
Amortization expense related to acquired intangible assets for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.7 million, respectively. The Company did not recognize any intangible asset impairment losses for any of the periods presented.

Based on amounts recorded at March 31, 2023, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2023	$1,484
2024	1,979
2025	1,605
2026	1,094
2027	208
Thereafter	—
Total	$6,370

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Commitments and Contingencies
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
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018, which was subsequently amended to extend the term for an additional two years in February 2020. In May 2022, the Company amended the sublease to extend the term for an additional one year. In December 2022, the Company amended the sublease to extend the term for one additional year. As of March 31, 2023, under the terms of the amended sublease agreement, the Company will receive an additional $1.0 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2024.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of March 31, 2023, under the terms of the sublease agreement, the Company will receive $0.8 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.

Sublease income is recognized on a straight-line basis over the sublease term and is recorded as a reduction to operating lease cost within general and administrative costs in the condensed consolidated statements of operations.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$981	$1,065
Short-term lease cost	159	—
Sublease income	(296)	(304)
Total lease cost	$844	$761
Other information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$1,419	$1,153
Lease term and discount rate were as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted-average discount rate	7.28%	7.27%
Weighted-average remaining lease term (years)	6.58	6.82

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities were as follows as of March 31, 2023 (in thousands):

Year Ending December 31	Amounts
Remainder of 2023	$3,000
2024	4,569
2025	4,693
2026	4,430
2027	4,353
Thereafter	9,430
Total lease payments	30,475
Less: imputed interest	(6,527)
Present value of lease liabilities	23,948
Less: current portion of lease liabilities	(2,478)
Total lease liabilities, noncurrent	$21,470
Letters of Credit
The Company maintains a $3.5 million unsecured letter of credit from third-party financial institutions related to the security deposit on its Seattle headquarters and Spokane office space.

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
Litigation and Other Contingencies
From time to time, the Company is or may become party to litigation and subject to claims incurred in the ordinary course of business, including personal injury and indemnification claims, intellectual property claims, labor and employment claims, threatened claims, breach of contract claims, and other types of claims, class action and representative lawsuits, and actions brought by government authorities, alleging violations of employment classification laws, labor and other laws that would apply to employees, consumer protection laws, data protection laws, or other laws. In addition, in the ordinary course of business, the Company’s Trust and Safety team receives claims pursuant to the Rover Guarantee, as well as claims and threats of legal action that arise from pet care services booked through the Company’s website and/or applications. Various parties have from time to time claimed, and may claim in the future, that the Company is liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers, and third parties.
The Company regularly evaluates the status of legal proceedings and regulatory matters in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation, claims and regulatory matters are inherently unpredictable, management concluded, based on currently available information, that there was not a reasonable possibility that the Company had incurred a material and estimable loss during the periods presented related to such loss contingencies.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code, and seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. After the Company successfully removed the case to the U.S. District Court for the Northern District of California (the “District Court”), another pet care provider was substituted as plaintiff in the case, now captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the District Court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case, but the plaintiff filed a notice of appeal of the District Court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Following oral argument before the Ninth Circuit on August 29, 2022, the Company and the plaintiff engaged in settlement discussions and mediations resulting in a binding settlement term sheet between the Company and the named plaintiff on October 20, 2022. The Company recorded the $18.0 million total settlement payment provided for in the binding settlement term sheet under general and administrative expense in the condensed consolidated statements of operations for the year ended December 31, 2022 and within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2022. At the parties’ request, the Ninth Circuit dismissed the appeal without prejudice and remanded to the District Court for settlement approval, subject to reinstatement with the Ninth Circuit in the event the District Court declines to approve the settlement. On January 12, 2023, the Company and the named plaintiff entered into a comprehensive settlement agreement and release of claims pursuant to which the Company will make the total settlement payment of $18.0 million, which includes all related settlement costs, in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class and a PAGA group have brought or could bring in the litigation, including claims under PAGA, the California Labor Code, and similar statutes through the District Court’s final order approving the settlement agreement. The proposed settlement class consists of all pet care providers who performed at least one service in California booked through the Rover platform during the period from November 1, 2018 through February 7, 2023, the date on which the motion for preliminary approval of the settlement was filed with the District Court. In addition, pet care providers who performed at least one service in California booked through the Rover platform between June 11, 2017 and February 7, 2023 would receive more limited relief related to PAGA included as part of the overall settlement. The Company also agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. On March 24, 2023, the District Court preliminarily approved the settlement agreement. The District Court hearing for final approval of the settlement is scheduled for July 19, 2023. Final settlement is subject to, among other things, the Company not exercising its right to terminate the settlement if too many proposed class members seek exclusion from the settlement, District Court approval of the settlement, and the resolution (or absence) of any appeals or requests for review that may be filed after the District Court’s approval. In settling the case, the Company is not admitting any wrongdoing or liability. The Company expects to pay the $18.0 million total settlement payment from existing cash and cash equivalents and investments during 2023, contingent on final approval of the settlement.
While litigation is inherently unpredictable and the ultimate outcomes cannot be predicted with certainty, the Company believes it has valid defenses with respect to the legal matters pending against it. Nevertheless, the Company’s condensed consolidated financial statements could be materially adversely affected in a particular period by the resolution of one or more of these contingencies. Accrued liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved; and such changes are recorded in the accompanying condensed consolidated statements of operations during the period of the change and reflected in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets. Until the final resolution of legal matters, there may be an exposure to losses in excess of the amounts accrued. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
The Company may also find itself at greater risk to outside party claims or regulatory actions as it increases and continues its operations in jurisdictions where the laws with respect to the potential liability of online marketplaces or the employment classification of pet care providers who use online marketplaces are uncertain, unfavorable or unclear.
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification matters. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s condensed consolidated financial statements.

As of March 31, 2023 and except for the specific matter noted above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Stockholders’ Equity
Public and Private Warrants
In January 2022, the Company issued 2,046,220 shares of Class A Common Stock related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants who chose to cashless exercise their Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving the Redemption Price. A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of March 31, 2023, the Company had no Warrants outstanding.

The Warrants were classified as a liability prior to exercise and redemption and measured at fair value with the change in fair value reported in the statement of operations. Upon the cashless exercise of such Warrants to Class A Common Stock, the related carrying amount of the warrant liability was reclassified to stockholders’ equity.
Share Repurchase Program
In February 2023, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $50.0 million (exclusive of brokers’ commissions and expenses) of the Class A Common Stock (the “Share Repurchase Program”). The Share Repurchase Program will be in place for up to 12 months. Under the Share Repurchase Program, repurchases may be made on a discretionary basis from time to time, subject to general business and market conditions, through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions. All shares repurchased under the Share Repurchase Program are retired and returned to authorized and unissued status. The repurchases are funded from existing cash and cash equivalents and investments. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The Share Repurchase Program may be modified, suspended, or terminated at any time at the discretion of the Company’s board of directors.
When shares are repurchased for retirement, the cost of the repurchased shares is deducted from stockholders’ equity, with their par value being deducted from common stock and the excess of the repurchase cost over the par value being deducted from accumulated deficit. The Company excludes shares repurchased but not yet settled from the calculation of basic and diluted earnings per share.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued was immaterial for the three months ended March 31, 2023.
The following table presents the open-market share purchase activity, exclusive of brokers’ commissions and excise tax (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Total number of shares purchased	720,097	—
Average price paid per share	$4.22	$—
Total cost	$3,041	$—
10. Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of March 31, 2023, the Company had 8.6 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2022	7,881
Equity awards authorized	9,226
Equity awards granted	(8,879)
Equity awards canceled and forfeited	147
Equity awards withheld under net share settlement	184
Balances as of March 31, 2023	8,559
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	14,363	$1.71	4.9	$28,251
Options exercised	(1,039)	1.45
Options canceled and forfeited	(4)	2.72
Balances as of March 31, 2023	13,320	$1.73	4.8	$37,343
Options vested and exercisable – March 31, 2023	12,456	$1.70	4.6	$35,218
There were no options granted during the three months ended March 31, 2023 and 2022.
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $2.9 million and $10.0 million, respectively.
The fair value of options vested during the three months ended March 31, 2023 and 2022 was $0.5 million and $0.8 million, respectively.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2022	7,622	$6.22	$27,975
Granted	8,879	3.85
Vested (1)	(492)	7.15
Forfeited	(143)	6.17
Unvested March 31, 2023	15,866	$4.86	$71,877
__________________
(1)Includes 183,674 shares vested but not issued due to net share settlement for payment of employee taxes. These shares that were withheld under net share settlement remain in the authorized but unissued pool under the 2021 Plan and can be reissued by the Company. Payment of employee taxes due to net share settlement are reflected as a financing activity within the condensed consolidated statements of cash flows.
The total fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $3.5 million and $2.5 million, respectively.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Operations and support	$428	$348
Marketing	263	251
Product development	1,098	1,390
General and administrative	2,716	2,321
Total stock-based compensation expense	$4,505	$4,310
No material income tax benefit related to stock-based compensation was recorded during the three months ended March 31, 2023 and 2022 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of March 31, 2023, total unrecognized compensation cost related to unvested stock options was $0.8 million, which was expected to be recognized over a weighted average remaining service period of 0.9 years. As of March 31, 2023, total unrecognized compensation cost related to unvested RSUs was $73.4 million, which was expected to be recognized over a weighted average remaining service period of 3.2 years.
11. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three months ended March 31, 2023 and 2022 were 0.0% and (0.1)%, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to the full valuation allowance on the U.S. deferred tax assets.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the three months ended March 31, 2023, the amount of gross unrecognized tax benefits increased by $38,500, of which none, if recognized, would affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets subject to a full valuation allowance.
12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(4,656)	$(8,146)
Denominator:
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	184,365	179,671
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.05)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	March 31,
	2023	2022
Outstanding stock options and RSUs	29,186	23,328
Sponsor earnout shares	492	492
Total	29,678	23,820
The Sponsor earnout shares noted above represent 492,326 unvested shares beneficially owned by the Sponsor and certain of its affiliates that will not vest until the Class A Common Stock achieves a volume weighted average price greater than or equal to $16.00 over any 20 trading days within any 30 trading day period (“Triggering Event III”) during the earnout period that expires in July 2028 (the “Earnout Period”). This share price was not achieved as of March 31, 2023.
In addition, 2,192,687 remaining unvested earnout shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Class A Common Stock achieves Triggering Event III during the Earnout Period. This share price was not achieved as of March 31, 2023.
13. Subsequent Events
Share Repurchase Program
Subsequent to the end of the first quarter of 2023 and through the date of issuance of these financial statements, the Company repurchased an additional 990,498 shares for a total cost of $4.3 million, excluding brokers’ commissions and excise tax, representing an average purchase price of $4.38 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years ended December 31, 2022, 2021 and 2020 and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.

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
Overview
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover exists to give pet parents an alternative to relying on friends and family, neighbors, and commercial providers for pet care. We also exist to give pet care providers an opportunity to spend time with pets in their neighborhoods. Our online marketplace for pet care aims to match pet parents with pet lovers who provide excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover the right pet care providers, book services, communicate with providers, as well as read and write reviews. Our platform enables pet care providers to independently set pricing, create a profile, manage bookings, communicate with pet parents, define the terms and delivery of their services, and receive payment, all in a simple and cost-effective way.

Rover is the world's largest online marketplace for pet care. According to publicly available app reviews and average ratings as of April 2023, we are the world's leading pet services app. We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy day care, dog walking, drop-in visits, and dog training. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through March 31, 2023, over 4.3 million unique pet parents and over 920,000 pet care providers across North America, the United Kingdom, and Western Europe have booked or provided a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from the Rover platform, our pet care marketplace platform that connects pet parents and pet care providers. We generally collect service fees from both pet parents and pet care providers. We earn more revenue as more pet parents request and pet care providers accept and complete bookings. We also earn revenue from ancillary sources such as provider onboarding fees, virtual pet training services, affiliate fees via our blog, and sales of products in the Rover Store and through other e-commerce platforms.

In support of our mission, we continue to invest in our product and have completed several acquisitions since our inception to help us grow our business and serve more pet parents. We also continue to explore and test new service lines, that we may launch at future dates, and evaluate acquisition and investment opportunities.
Impact of COVID-19 and Other Health Trends
A discussion of the impact of COVID-19 for the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Although demand and cancellation rates improved during the three months ended March 31, 2023 compared to the prior year period, we believe demand levels and cancellation rates continue to be negatively affected by our users’ reactions to COVID-19 variants and increases in case counts, as well as other seasonal illnesses. See “—Factors Affecting Our Performance—Cancellation Rates.” We achieved increases in revenue, GBV and new and repeat bookings in the three months ended March 31, 2023 as compared to the prior year period. However, as our performance in the three months ended March 31, 2023 benefited in comparison to the prior year period due to the adverse demand impact resulting from the Omicron variant wave during that period, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business.
We believe that a return to pre-pandemic travel levels and in-office work would be a positive factor on our growth. However, the impact of the COVID-19 pandemic, including the resulting complications from COVID-19, and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, continued to negatively affect our results in the three months ended March 31, 2023, including rates of growth in new pet parent acquisition, repeat bookings, and GBV. The extent to which the pandemic will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of the pandemic, its severity, new variants and sub-variants, other health-related events, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, the extent to which workers return to their offices, and the magnitude and timing of such factors as economic and operating conditions.
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
Key Trends and Uncertainties
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interests rates, significant U.S. and foreign currency fluctuations, lower consumer confidence, higher levels of consumer debt, depressed consumer spending, monetary and fiscal policy changes, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, volatility in the stock market, a failure to lift the U.S. debt ceiling, travel disruptions, and the economic uncertainty, slower economic growth or any recession resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the markets we serve, any of which could adversely affect our future business, operating results and financial position, including potential impairment charges in subsequent periods. To date, these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition, although we have seen the growth rate of pet care provider price increases slow significantly through 2022 and into 2023. However, the full impact of these macroeconomic and geopolitical events and trends on our business, results of operations, cash flows, and financial condition remains uncertain, and will depend on future developments that we may not be able to accurately predict. See “Risk Factors—Risks Related to Our Business and Industry.”
We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of pet care providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results. See “Risk Factors—Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected” and Note 8—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of a settlement agreement we entered into with respect to a classification lawsuit in California. As part of the settlement agreement, we agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. These changes could adversely impact our revenue and operating expenses.

See also “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our foreign currency, investment and interest rate, and inflation risks and “Factors Affecting our Performance” below.
Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to measure our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.
Bookings
We define a booking as a single arrangement between a pet parent and pet care provider on the Rover services marketplace prior to cancellations, which can be for a single night or multiple nights for overnight services, or for a single walk/day/drop-in or multiple walks/days/drop-ins for daytime services. Bookings grow as we attract new pet parents to the platform and as pet parents increase their repeat activity on the platform. We believe that the number of bookings is a useful indicator of the scale of our marketplace. We define new bookings as the total number of first-time bookings that pet parents new to Rover book on our platform during a period. We define repeat bookings as the total number of bookings from pet parents who have ever had a previous booking on Rover, inclusive of pet parents who had their first booking within the same quarter.

	Three Months Ended March 31,
	2023	2022	Y/Y growth
	(in thousands, except for percentages)
New bookings	208	179	16%
Repeat bookings	1,268	984	29%
Total bookings	1,476	1,163	27%
Repeat bookings as a % of total bookings	86%	85%
The improvement in new bookings for the three months ended March 31, 2023 as compared to the prior year period was driven by continued recovery in travel behavior in our markets, including increased demand in our international markets. This was especially the case in the United Kingdom and Canada, as pandemic-related travel restrictions and risk aversion eased relative to the three months ended March 31, 2022, a period which was negatively impacted by the Omicron variant wave. Although we outpaced this trend for the three months ended March 31, 2023, starting in the second quarter of 2022 and continuing through April 2023, we are seeing the Google query volume for some key terms, which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, but still significantly above 2019 levels.
The improvement in repeat bookings for the three months ended March 31, 2023 as compared to the prior year period was driven by the increased pet parent base, as new pet parents have joined the platform over the last twelve months. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the prior year period.
Gross Booking Value
GBV represents the dollar value of bookings on the Rover services marketplace during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes, and alterations, and is exclusive of tips and Rover’s other ancillary revenue streams. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents, as well as increased provider-set prices, and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period. While bookings historically peak during the third quarter, GBV historically tends to peak in the fourth quarter due to higher average booking values associated with longer duration stays.

	Three Months Ended March 31,
	2023	2022	Y/Y growth
	(in millions, except for percentages)
Gross Booking Value	$209	$154	36%

The improvement in GBV for the three months ended March 31, 2023 as compared to the prior year period was driven by the increase in bookings, especially in our international markets which were up 68% as compared to the prior year period, as well as higher average bookings values as discussed below under “—Factors Affecting our Performance—Service Booking Mix.” In the three months ended March 31, 2023, international markets were 9% of GBV compared to 7% in the prior year period.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities, but also pose risks and challenges, including those discussed below. See also Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A of this report titled “Risk Factors.”
Growth of our Base of Pet Parents
Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers, as new pet parent acquisition is an important driver of future revenue. We drive pet parents to our platform through word-of-mouth, as well as from a variety of paid marketing channels such as paid search, social media, video, and other online and offline channels, including distribution partnerships. For example, starting in October 2022, we entered a new distribution channel in the employer sponsored back-up care space with Bright Horizons. This partnership provides employees who have employer sponsored child care benefits the opportunity to use those benefits to book pet care services on Rover. We believe it provides a positive incentive for both new and repeat bookings, and is an example of the type of distribution partnerships we may continue to pursue in the future.
Repeat Booking Activity
Our aim when we attract a new pet parent is to continue to generate bookings from that pet parent. As new pet parents return to the platform, we see an overall increase in repeat bookings. We define a repeat pet parent as any pet parent that has an incremental booking beyond their first. In the three months ended March 31, 2023, repeat bookings increased 29% to 1.3 million from the prior year period. In the three months ended March 31, 2023, repeat bookings as a percentage of total bookings was 86%, compared to 85% in the prior year period. We believe this ratio highlights the future potential of our existing pet parent base to return as the marketplace continues to scale. Given the seasonality of our business, we expect this ratio to be higher in the first quarter compared to the remainder of the year. In the year ended December 31, 2022, repeat bookings as a percentage of total bookings was 83%, compared to 81% in the prior year period. Overall, we believe this ratio will continue climbing towards the mid to high 80% range.
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
Further, our product investments and improvements, such as simplifying the booking process and increasing the effectiveness of pet parent and pet care provider matches, and trust and safety investments are expected to continue to drive new and repeat bookings.

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
As of March 31, 2023, we had over 344,000 addressable pet care providers available to book on our platform, up 50% from March 31, 2022. An addressable pet care provider is defined as a provider who, in the past six months, has joined the platform for the first time or has serviced at least one booking, and remains available for future bookings. Our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform is an important factor in our ability to serve pet parents and, in turn, drive the bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results of our business.
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
As the mix of overnight and daytime services change, and as the number of nights or daytime services in an average booking changes, the average booking value, or ABV, will fluctuate. We have observed ABV increases since the second quarter of 2021 at the service level, likely resulting from pet care providers raising their prices in response to the rising rate of inflation in the markets we serve. Providers have increased prices particularly for overnight services and for their new pet parents, while retaining relatively lower prices for their legacy pet parents. We have seen the rate of ABV increases moderate starting in the second quarter of 2022. For the three months ended March 31, 2023, ABV was $142, up 7% from $132 in the prior year period, mostly driven by increased pricing set by pet care providers. While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, pet care providers could increase their prices on our platform to a point that causes pet owner demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition. We have also introduced product features that have positively impacted ABV. For example, in the fourth quarter of 2021, we introduced our extended stay billing feature, which allows pet care providers to charge based on more specific pick-up and drop-off times agreed with pet owners. Overall, we expect ABV to grow modestly on a seasonal basis, although the trends and uncertainties addressed in “—Key Trends and Uncertainties” could adversely impact ABV growth trends.
We recognize GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between the booking and the commencement of service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and for the holidays. GBV has also been impacted by COVID-19, due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other health-related considerations, although in recent periods, pet parents have started booking further in advance. In the three months ended March 31, 2023, we saw the lead time between overnight bookings and service of 25 days, compared to 23 days during the prior year period. In the three months ended March 31, 2023, on a blended basis across services, we saw lead time between booking and service of 16 days, up from 15 days in the prior year period.
In the three months ended March 31, 2023, overnight services made up 41% of total bookings, and the remaining 59% resulted from daytime services, compared to 43% of total bookings with overnight services and 57% with daytime services in the prior year period. Drop-in visits, which we categorize as daytime services, are sometimes substitutes for overnight care, especially with respect to cat care. In the three months ended March 31, 2023, drop-in services made up 22% of total bookings, compared to 20% in the prior year period.
In the three months ended March 31, 2023, 69% of GBV was with overnight services, and the remaining 31% was with daytime services, which was the same in the prior year period.
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
We define cancellation rate as canceled bookings value divided by GBV for the relevant period. In 2019, prior to the onset of COVID-19, our cancellation rate was 9.3% of GBV, which increased to 20.5% of GBV in 2020, 14.1% of GBV in 2021 and 14.0% of GBV in 2022. In the three months ended March 31, 2023, our cancellation rate was 11.6% of GBV given the reduced levels of COVID-19, compared to 12.7% of GBV in the same prior year period when rates were elevated due to the Omicron variant wave.
Components of Results of Operations
Revenue
We derive revenue principally from fees paid by pet care providers and pet parents for our facilitation and support services, net of credits, coupons and discounts, cancellations, refunds and sales tax paid on behalf of pet parents and pet care providers. We recognize revenue at the start of pet care services being provided under a booking. We also derive revenue from pet care provider onboarding fees in order to be listed on our platform.
Costs and Expenses
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)
Cost of revenue (exclusive of depreciation and amortization shown separately) includes fees paid to payment processors for credit card and other funding transactions, server hosting costs, internal-use software amortization, third-party costs for background checks for pet care providers, operations and support costs associated with onboarding new pet care providers, costs related to our contractual guarantee to reimburse pet parents or pet care providers for certain expenses arising from injuries or other damages incurred during a service booked through the Rover platform, subject to specified conditions, or the Rover Guarantee, and other direct and indirect costs arising as a result of transactions that take place on our platform.

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

We expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best service possible for our users, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace, especially as we began the process of transitioning from two third-party service providers to a sole third-party service provider for customer support during the three months ended March 31, 2023 that we expect will result in future cost savings.
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

Despite our plan to increase discretionary marketing in 2022, we pulled back on marketing spending due to multiple COVID-19 variant waves and their impact on the business. We intend to continue to increase our investment in marketing during 2023, which will likely cause marketing expense to increase slightly as a percentage of revenue, relative to recent periods.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other headcount related costs for employees in marketplace, data science, and engineering, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems.

In 2022, we increased headcount as we invested in our product and engineering efforts. We expect that our product development expenses will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue in the short term as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our product development.
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

In 2022, we increased headcount, professional services, insurance and software to support the growth of our business and our requirements as a newly public company. We expect to incur additional general and administrative expenses to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
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

Interest Expense
Interest expense consists primarily of interest on our unsecured letter of credit.
Change in Fair Value of Other Investments
Change in fair value of other investments consists of the fair value remeasurement of the convertible note receivable from our equity method investee. See Note 4—Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.
Change in Fair Value of Derivative Warrant Liabilities
Change in fair value of derivative warrant liabilities consists of the change in fair value of our Class A common stock warrant liabilities. See Note 2—Summary of Significant Accounting Policies and Note 5—Fair Value, to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments.
Provision for Income Taxes
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
Loss from Equity Method Investments, Net of Tax
Loss from equity method investments, net of tax consists of our share of income or loss from our investment in an early-stage service for pet parents that is complementary to our current offerings.
Results of Operations
Given macroeconomic and other factors discussed above under “—Key Trends and Uncertainties” and the remaining uncertainty surrounding the COVID-19 pandemic and other non-COVID seasonal illnesses as discussed above under “—Impact of COVID-19 and Other Health Trends,” financial performance for prior and current periods may not be indicative of future performance.

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$41,120	$27,824
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,780	7,848
Operations and support	7,029	5,355
Marketing	9,338	7,331
Product development	7,297	6,633
General and administrative	12,362	11,540
Depreciation and amortization	1,478	1,696
Total costs and expenses	48,284	40,403
Loss from operations	(7,164)	(12,579)
Other income (expense), net:
Interest income	2,423	139
Interest expense	(18)	(18)
Change in fair value of other investments	314	—
Change in fair value of derivative warrant liabilities	—	4,579
Other income (expense), net	104	(256)
Total other income (expense), net	2,823	4,444
Loss before income taxes and equity method investments	(4,341)	(8,135)
Provision for income taxes	(1)	(11)
Loss from equity method investments, net of tax	(314)	—
Net loss	$(4,656)	$(8,146)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operations and support	$428	$348
Marketing	263	251
Product development	1,098	1,390
General and administrative	2,716	2,321
Total stock-based compensation expense	$4,505	$4,310

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26	28
Operations and support	17	19
Marketing	23	26
Product development	18	24
General and administrative	30	42
Depreciation and amortization	3	6
Total costs and expenses	117	145
Loss from operations	(17)	(45)
Other income (expense), net:
Interest income	6	—
Interest expense	—	—
Change in fair value of other investments	1	—
Change in fair value of derivative warrant liabilities	—	16
Other income (expense), net	—	—
Total other income (expense), net	7	16
Loss before income taxes and equity method investments	(10)	(29)
Provision for income taxes	—	—
Loss from equity method investments, net of tax	(1)	—
Net loss	(11)%	(29)%
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenue	$41,120	$27,824	$13,296	48%
The increase in revenue was primarily due to a 27% increase in the number of bookings on our platform as a result of new pet parent growth and increased repeat bookings, a 7% increase in ABV due to increased prices set by pet care providers, a decrease in cancellation rates from 12.7% in the first quarter 2022 as compared to 11.6% in the first quarter 2023, and a 94% increase in provider onboarding revenue driven by an increase in pet care providers joining the platform.
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$10,780	$7,848	$2,932	37%

The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was the result of a 48% increase in revenue as the business continues to recover from the COVID-19 pandemic. The increase includes a $1.5 million increase in merchant fees, a $0.6 million increase in costs related to provider onboarding fees, and a $0.3 million increase in customer claim costs related to the Rover Guarantee. These increases were driven by an increase in demand for our platform as illustrated by the 36% increase in GBV and related platform activity. Additionally, the increase includes a $0.3 million increase in trainer costs associated with GoodPup, our virtual dog training platform.
Operations and Support

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Operations and support	$7,029	$5,355	$1,674	31%
The increase in operations and support expenses was the result of a $1.3 million increase in personnel-related costs and a $0.3 million increase in the allocation of overhead costs due to a 21% increase in headcount as we continued to expand the operations and support team to support the 27% increase in total bookings.

Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Marketing	$9,338	$7,331	$2,007	27%
The increase in marketing expenses was primarily the result of a $1.8 million increase in advertising spend as we normalized our marketing investment from our more conservative spending during the pandemic. Marketing expense, as a percentage of revenue, was 23% in the three months ended March 31, 2023, as compared to 26% in the three months ended March 31, 2022.
Product Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Product development	$7,297	$6,633	$664	10%
The increase in product development expenses was primarily due to a $0.9 million increase in personnel-related cost related to a 13% increase in headcount and a $0.2 million net increase in third-party costs related to outsourced professionals due to an increase in engineering outsourcing. These increases were partially offset by an additional $0.5 million of capitalized software development costs driven by higher personnel-related costs including stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
General and administrative	$12,362	$11,540	$822	7%

The increase in general and administrative expenses was due to a $1.2 million increase in personnel costs and a $0.4 million increase in stock-based compensation expense due to a 16% increase in headcount as we support the expected growth in our business, a $0.3 million increase in software costs due to increase in SaaS subscriptions as the company enhances its public company compliance activities, and a $0.2 million increase in occupancy expense as office attendance increases. The increase was partially offset by a $0.7 million decrease in professional fees related to consulting expenses for market analysis and internal controls in the first quarter of 2022, a $0.5 million decrease of insurance expense as we mature as a public company and secure more favorable insurance rates, and a $0.3 million decrease in overhead allocations.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Depreciation and amortization	$1,478	$1,696	$(218)	(13)%
The decrease in depreciation and amortization was driven by a $0.5 million decrease in amortization of DogVacay intangible assets primarily due to certain intangible assets reaching the end of their useful lives and becoming fully amortized in the first quarter 2022. This was offset by a $0.3 million increase in amortization of intangible assets of GoodPup, our virtual dog training platform, which began amortizing in the third quarter of 2022.
Interest Income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest income	$2,423	$139	$2,284	1643%
The increase in interest income was driven by a reallocation of cash to short-term investments combined with increasing interest rates during 2022 and the first quarter 2023.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest expense	$(18)	$(18)	$—	—%
Interest expense remained flat over the three months ended March 31, 2023 and 2022.
Change in Fair Value of Other Investments

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of other investments	$314	$—	$314	—%

We recognized a gain on the change in fair of other investments due to the fair value remeasurement of the convertible notes receivable from our equity method investee. See Note 4—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.

Change in Fair Value of Derivative Warrant Liabilities

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of derivative warrant liabilities	$—	$4,579	$(4,579)	(100)%
In the first quarter of 2022, we recognized a $4.6 million gain due to the change in the fair value of our warrants driven by the decrease in fair value of our common stock during the period the warrants were outstanding. See Note 5—Fair Value to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. As of March 31, 2022, the warrants were no longer outstanding so we no longer have to account for the warrants as a liability or report any charge for the change in fair value after the first quarter 2022.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$104	$(256)	$360	(141)%
The increase in other income (expense), net was primarily driven by a $0.4 million unrealized gain from an increase in foreign currency deposits held at our payment processor and the weakening of the U.S. dollar against other global currencies.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Provision for income taxes	$(1)	$(11)	$10	(91)%
The provision for income taxes decreased in the first quarter of 2023, compared to the same period in 2022, primarily due to favorable tax impacts of stock-based compensation, which was partially offset by an increase in state and foreign tax expense.
Loss from Equity Method Investments, Net of Tax

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Loss from equity method investments, net of tax	$(314)	$—	$(314)	—%
The increase was driven by a $0.3 million loss related to our proportionate share of net losses in our equity method investment, as discussed in Note 4—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
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
•Adjusted EBITDA and non-GAAP operating expenses exclude stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring non-cash expense in our business as we grow as a company and an important part of our compensation strategy;
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) excluding depreciation and amortization, stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, certain acquisition and merger-related costs, gain or loss from equity method investments, net of tax, and non-routine items such as investment impairment (if any), restructuring costs (if any), transaction-related expenses (if any), and certain legal settlements (if any). Adjusted EBITDA margin as presented below is Adjusted EBITDA for a period divided by revenue for the same period.
The following table presents a reconciliation of Adjusted EBITDA from net loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for percentages)
Revenue	$41,120	$27,824
Adjusted EBITDA reconciliation:
Net loss	$(4,656)	$(8,146)
Add (deduct):
Depreciation and amortization (1)	3,234	3,428
Stock-based compensation expense (2)	4,505	4,310
Interest expense	18	18
Interest income	(2,423)	(139)
Change in fair value, net (3)	(314)	(4,579)
Other income (expense), net	(104)	256
Provision for income taxes	1	11
Loss from equity method investments, net of tax	314	—
Acquisition and merger-related costs (4)	—	80
Adjusted EBITDA	$575	$(4,761)
Net loss margin (5)	(11)%	(29)%
Adjusted EBITDA margin (6)	1%	(17)%
__________________
(1)Depreciation and amortization include amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as non-employee directors.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Warrant liabilities in connection with the deSPAC transaction and the change in fair value of an equity method investment.
(4)Acquisition and merger-related costs include accounting, legal, consulting and travel-related expenses incurred in connection with the Caravel merger and other business combinations.
(5)Net loss margin is net loss for a period divided by revenue for the same period.
(6)Adjusted EBITDA margin is Adjusted EBITDA for a period divided by revenue for the same period.

Contribution and Contribution Margin
We define Contribution as gross profit (loss) plus amortization of intangible assets and amortization of internally developed software included in cost of revenue (exclusive of depreciation and amortization shown separately). Gross profit (loss) is defined as revenue less cost of revenue (exclusive of depreciation and amortization shown separately) and amortization of intangible assets. Gross profit margin is calculated by dividing gross profit (loss) for a period by revenue for the same period. Contribution margin is calculated by dividing Contribution for a period by revenue for the same period.
The following table presents a reconciliation of Contribution from revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except for percentages)
Revenue	$41,120	$27,824
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(10,780)	(7,848)
Less: Amortization of intangible assets	(495)	(736)
Gross profit	29,845	19,240
Gross profit margin	73%	69%
Add: Amortization of intangible assets	495	736
Add: Internally developed software amortization included in Cost of revenue (exclusive of depreciation and amortization shown separately)	1,756	1,732
Non-GAAP Contribution	$32,096	$21,708
Non-GAAP Contribution margin	78%	78%
Non-GAAP Operating Expenses
GAAP operating expenses consist of operations and support expense, marketing expense, product and development expense, and general and administrative expense. We define Non-GAAP operating expenses as GAAP operating expenses excluding the non-cash expenses arising from the grant of stock-based awards, and in the case of non-GAAP general and administrative expense, excluding certain legal settlements (if any). These non-GAAP operating expenses are also presented as a percentage of revenue, which is calculated by dividing the specific non-GAAP operating expense for a period by revenue for the same period.

The following table presents a reconciliation of Non-GAAP operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$41,120	100%	$27,824	100%

Operations and support expense	$7,029	17%	$5,355	19%
Less: Stock-based compensation expense	(428)	(1)	(348)	(1)
Non-GAAP Operations and support expense	$6,601	16%	$5,007	18%

Marketing expense	$9,338	23%	$7,331	26%
Less: Stock-based compensation expense	(263)	(1)	(251)	(1)
Non-GAAP Marketing expense	$9,075	22%	$7,080	25%

Product development expense	$7,297	18%	$6,633	24%
Less: Stock-based compensation expense	(1,098)	(3)	(1,390)	(5)
Non-GAAP Product development expense	$6,199	15%	$5,243	19%

General and administrative expense	$12,362	30%	$11,540	41%
Less: Stock-based compensation expense	(2,716)	(7)	(2,321)	(8)
Non-GAAP General and administrative expense	$9,646	23%	$9,219	33%
Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of March 31, 2023, we had $76.1 million of cash and cash equivalents, $176.4 million in short-term investments, and $12.1 million in long-term investments. Additionally, these amounts do not include funds of $68.2 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund and commercial paper investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which may include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities.

A significant portion of our cash and cash equivalents and short-term investments are invested in U.S. Government securities. See Note 4—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report. In January 2023, the U.S. Treasury Department indicated that the U.S. debt limit had been reached and that it had begun taking “extraordinary measures” to avoid default. Absent action to raise, suspend or extend the statutory debt ceiling, the U.S. Treasury Secretary has stated her expectation that those measures could be exhausted by as early as June 1, 2023. Any default by the U.S. Government on all or a material portion of our investments in U.S. Government securities or credit downgrade of the securities we hold could create significant uncertainty and potentially negatively impact our liquidity or valuation of our investments.
Since inception, we have incurred operating losses but generated positive annual operating cash flows for the years ended December 31, 2022 and 2021. We have financed our operations through the sale of equity securities, short-term and long-term investments, and cash and cash equivalents. For the three months ended March 31, 2023, we incurred operating losses of $7.2 million and had negative operating cash flows of $5.5 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future and operating cash flows could fluctuate from positive to negative from quarter to quarter or year to year. As a result, we may require additional capital resources.

Based upon our current operating plans, we believe that our cash and cash equivalents and investments, combined with any cash flows from operations, will be sufficient to fund our operations and cash commitments discussed below through at least the next 12 months and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenue and the impact of COVID-19 variants and other illnesses, macroeconomic and geopolitical conditions, and other factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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

Our material cash requirements from known contractual and other obligations as of March 31, 2023 primarily relate to lease obligations. See Note 8—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of our lease obligations, other commitments, and our unsecured letter of credit. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of March 31, 2023, we had approximately $11.3 million in material non-cancelable commitments, with varying expiration terms through December 31, 2027. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated. These non-cancelable commitments are not considered unconditional purchase obligations and, therefore, are not disclosed within Note 8—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report.
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
On February 27, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $50.0 million (exclusive of brokers’ commissions and expenses) of our Class A Common Stock, or the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions, subject to market conditions and applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Exchange Act. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors. Repurchases under the program have been authorized for 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors. The Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which will increase the costs associated with our share repurchase program. Through May 3, 2023, we have repurchased 1,710,595 shares for an aggregate amount of $7.4 million, excluding brokers’

commissions and excise tax. Excise tax accrued was immaterial for the three months ended March 31, 2023. We expect to fund the repurchases with existing cash and cash equivalents and investments.
We anticipate long-term cash uses may also include strategic acquisitions or investments.
As discussed in Note 8—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report, during the year ended December 31, 2022, we entered into a binding settlement term sheet with the named plaintiff in the case captioned Melanie Sportsman v. A Place for Rover, Inc. pursuant to which we will make a total settlement payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. This settlement payment is expected to be paid from existing cash and cash equivalents and investments during 2023 contingent on final approval of the settlement.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(5,513)	$(1,112)
Investing activities	25,062	(125,671)
Financing activities	(2,339)	1,953
Effect of foreign exchange on cash and cash equivalents	35	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,245	$(124,854)
Operating Activities

The $4.4 million increase in net cash used in operating activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to a $3.5 million decrease in net loss and a $4.6 million reduction in change in fair value of derivative warrant liabilities, offset by an increase of $4.5 million in working capital.

For the three months ended March 31, 2023, the most significant non-cash component of our cash used in operations was net loss of $4.7 million. This was offset by stock-based compensation of $4.5 million, depreciation and amortization of $3.2 million, and $0.5 million of non-cash operating lease costs. These non-cash inflows were offset by a cash outflow of $1.4 million related to net accretion of investment discounts and a cash outflow of $7.7 million attributable to changes in operating assets and liabilities. The $7.7 million was a result of a $17.3 million outflow in accounts receivable primarily due to the timing of funds received from our payment processor, a $5.1 million outflow in prepaid expenses and other current assets, a $1.5 million outflow in accrued expenses and other current liabilities, and a $1.0 million outflow in operating lease liabilities. These outflows were partially offset by a net inflow of $18.0 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from pet parents in advance of revenue recognition. The remaining change within changes in operating assets and liabilities was across the remaining line items.
For the three months ended March 31, 2022, the most significant component of our cash used in operations was a net loss of $8.1 million, which included a non-cash gain related to the change in fair value of derivative warrant liabilities of $4.6 million, depreciation and amortization totaling $3.4 million, stock-based compensation of $4.3 million and $0.6 million of non-cash operating lease costs. This was offset by a cash inflow of $3.3 million attributable to changes in operating assets and liabilities. The cash inflow of $3.3 million was a result of an increase of $8.8 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from customers in advance of revenue recognition, partially offset by a $2.2 million decrease in prepaid expenses and other current assets due to the renewal of our public company insurance policy and a $2.1 million decrease in accrued expenses and other current liabilities driven by bonus payouts. The remaining $1.2 million change within changes in operating assets and liabilities was across the remaining line items.

Investing Activities
The $150.7 million increase in net cash provided by (used in) investing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by increased maturities and decreased purchases of available-for-sale securities in the first quarter of 2023.

Net cash provided by investing activities for the three months ended March 31, 2023 was $25.1 million, which was primarily driven by $75.8 million of proceeds from maturity of available-for-sale securities. This was offset by purchases of available-for-sale securities of $48.5 million and an investment in internal-use software of $2.0 million associated with new product development and technology enhancements.
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
Financing Activities

The $4.3 million decrease in net cash (used in) provided by financing activities for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by the commencement of our Share Repurchase Program, higher taxes paid to satisfy tax obligations associated with the vesting of employee RSUs, and fewer proceeds received from the exercise of stock options.
Net cash used in financing activities for the three months ended March 31, 2023 was $2.3 million, which was primarily driven by $3.1 million for repurchases of common stock as part of our Share Repurchase Program and $1.1 million primarily related to employee tax payments for the settlement of equity awards. This was offset by $1.8 million of proceeds received from the exercise of stock options.
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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2022. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Form 10-K or the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included in Part I, Item 1 of this report for recently issued accounting pronouncements not yet adopted, recently accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

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
Our investment portfolio consists of short-term and long-term fixed income securities, including commercial paper, U.S. government and investment-grade corporate debt securities, asset-backed securities, agency bonds, and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). The fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Although we classify our investment portfolio securities as available-for-sale, we have the ability to hold them until a market price recovery or maturity. The average contractual maturity of our available-for-sale investments is approximately four months as of March 31, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity” for a discussion of the potential negative impact on our investments in U.S. Government securities if the U.S. debt ceiling is not raised, suspended or exhausted and a default occurs.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of March 31, 2023, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
We are exposed to certain risks related to the carrying amounts of an investment in a privately-held company compared to its fair value. This investment in an illiquid private company is inherently difficult to value given the lack of publicly available information. This investment may increase the volatility in our net income/(loss) in future periods due to changes in the fair value of this investment. As of March 31, 2023, the carrying value of our equity method investment was $1.8 million. See Note 4—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.
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
For bookings made on our platform outside of the United States, we collect and hold the gross booking value denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies, when possible. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our condensed consolidated statements of operations. For the three months ended March 31, 2023, the net effect of foreign currency gains and losses was not material. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.
Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. A rise in pet care provider initiated prices has had the impact of higher revenues given our take rate structure. However, increased inflationary pressures poses risks in three areas of our business. First, our cost structure has increased due to higher wages over the past two years and could increase further due to increased prices from vendors. Second, pet care providers could increase prices on the platform so much that pet owner demand and bookings decline. Third, the overall price of travel could increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date.

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

• We identified an additional material weakness as a result of the material weakness in our control environment in that we did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (1) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (2) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (3) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and (4) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements

These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, we have determined these deficiencies in the aggregate constitute a material weakness.
Remediation Efforts to Address Previously Identified Material Weaknesses
Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of previously identified material weaknesses. The following remediation measures are ongoing and include the following:
•Hiring additional finance and accounting personnel to bolster our accounting capabilities and capacity and to establish and maintain our internal controls;
•Designing additional controls for financial close and reporting including review of accounting policies, period end close procedures, and the preparation and review of quarterly and annual financial statements;
•Evaluating controls performed at key service organizations and designing additional controls to ensure the adequacy of our complementary user entity controls; and
•Engaging an external advisor to assist with documenting and testing the design and operating effectiveness of internal control over financial reporting and assist with the remediation of deficiencies, as necessary.
Although our remediation measures are ongoing, we believe the actions described below will contribute towards the remediation of the previously identified material weaknesses. During the three months ended March 31, 2023 our ongoing remediation measures included the following:
•Began performing training with control performers to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information produced by the entity;
•Hired an interim head of internal audit to monitor and assess our internal control environment;

•Redesigned, enhanced, and implemented certain IT general controls, including controls over the provisioning and monitoring of user access rights for certain systems, controls over batch jobs and data backups, and controls over program development approvals and testing. We are continuing to enhance controls over program change management;
•Redesigned, enhanced, and implemented controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including controls over the preparation and review of accounting memoranda to address these matters;
•Redesigned, enhanced, and implemented controls over the preparation and review of journal entries, including controls over the segregation of duties; and
•Redesigned, enhanced, and implemented controls to ensure appropriate segregation of duties related to account reconciliation preparation and review.

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of March 31, 2023.
Changes in Internal Control Over Financial Reporting

As described above in the “—Remediation Efforts to Address Previously Identified Material Weaknesses” section, there were changes during the fiscal quarter ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, see Note 8—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32 and our unaudited condensed consolidated financial statements and related notes beginning on page 7, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, a failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, geopolitical instability or economic uncertainty, slower economic growth or recession, could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet care services industries. Sustained levels of inflation, rising interest rates, a failure to lift the U.S. debt ceiling, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, geopolitical instability, economic uncertainty, slower growth or a recession, volatility in the stock market, and delays, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet owner demand declines, and the overall price of travel could increase to a degree that demand for travel and thus travel-related pet care services declines. In addition to the impacts of COVID-19 and other non-COVID illnesses as discussed elsewhere in this report, other events beyond our control have resulted in and may continue to result in declines in travel or continued work-from-home policies. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions or recessions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, lower consumer confidence, a failure to lift the U.S. debt ceiling, depressed consumer spending, higher levels of consumer debt, changes in monetary or fiscal policy, volatility due to geopolitical instability, the collapse of Silicon Valley Bank and other financial institutions, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions or a recession in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition, including potential impairments. See “—The failure to successfully execute and integrate acquisitions could materially adversely affect our business, operating results and financial condition.”

We have incurred net losses in each year since inception and may not be able to achieve or sustain annual profitability.

As of March 31, 2023, we had an accumulated deficit of $350.0 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Since then, we have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we have significantly increased headcount as demand increased starting in 2021, invested in product enhancements and marketing efforts, acquired GoodPup, an early-stage company that operates a virtual dog training platform, and invested in another early-stage company with a complementary service offering. Additionally, stock-based compensation expense related to restricted stock units, or RSUs, and other equity awards will continue to be a significant expense in future periods. We may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve or sustain annual profitability.

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

Although demand for our offerings resumed in May 2021 as shelter-in-place orders and travel advisories lifted and we have since achieved record quarterly and annual highs for new and repeat bookings, GBV and revenue, we continue to see demand adversely impacted as a result of each COVID-19 wave or variant and other non-COVID seasonal illnesses and cancellation rates that remain elevated compared to pre-pandemic levels. Despite achieving increases in 2022 and first quarter 2023 revenue, GBV and new and repeat bookings as compared to 2021 and first quarter 2022, respectively, the effect and extent of the impacts of the COVID-19 pandemic on our business in the near and medium-term continue to be uncertain and difficult to predict. As our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions and our performance in the three months ended March 31, 2023 benefited in comparison to the prior year period due to the adverse demand impact resulting from the Omicron variant wave during that period, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and demand may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, may materially adversely impact our business, operating results, financial condition and prospects.
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

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19 pandemic’s medium- to long-term impact on our business, operating results and financial condition. The extent of the longer term impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the development, severity and transmissibility of novel strains of the COVID-19 virus, such as the Delta and Omicron variants and sub-variants, any non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, impacts on travel or work behavior, the impact on capital and financial markets and on the United States and global economies, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of local, national and international travel restrictions, any risk or perceived risk that pets may be a vector for COVID-19, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

Our revenue may not continue to grow over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased approximately 49% from 2019 due to the COVID-19 pandemic. 2021 revenue increased approximately 16% from 2019 levels, 2022 revenue increased approximately 58% from 2021 levels and first quarter 2023 revenues increased approximately 48% from first quarter 2022 levels despite the continued adverse impacts of the COVID-19 pandemic and non-COVID illnesses. However, such growth may again slow or reverse due to the other risks described in these “Risk Factors” and elsewhere in this report. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the average booking value and our take rates, the frequency with which pet parents seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence and spending, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain market share, our revenue growth rate could be materially adversely affected. A softening of demand, especially in the acquisition of new pet parents which is an important driver of future revenue, may be caused by events outside of our control, such as COVID-19, other non-COVID illnesses or health-related events, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described in these “Risk Factors” and elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter of 2022 and continuing through April 2023, we saw the Google query volume for some key terms like “dog boarding,” which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, although still significantly above 2019 levels. Moreover, while average booking values have increased since the second quarter of 2021 helping to drive revenue growth, the rate of increases has moderated since the second quarter of 2022, which may impact future revenue growth and growth rates.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during fiscal 2021 and again during fiscal 2022 and was positive for the first time during a first quarter during the three months ended March 31, 2023, we may experience declines in Adjusted EBITDA on a quarterly or annual basis for as long as the COVID-19 pandemic and other non-COVID illnesses continue to adversely impact our business or if general economic and business conditions worsen. See “—Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, a failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, geopolitical instability or economic uncertainty, slower economic growth or recession, could materially adversely affect our business, results of operations, and financial condition.” Other developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, operating costs from acquisitions, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

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

Prior to the impact of COVID-19, marketing efforts included referrals, affiliate programs, free or discount trials, partnerships, display advertising, billboards, radio, video, television, direct mail, social media, email, podcasts, classified advertisement websites, mobile “push” communications, search engine optimization and paid keyword search campaigns. During the height of the COVID-19 pandemic in 2020 and 2021, we managed marketing spend carefully, focusing expenses primarily in keyword search campaigns and testing. More recently, we have invested into the recovery with increased spending on social media, streaming video and linear television, with a careful eye toward measurable results. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of paid marketing efforts, we may not offset the additional marketing expenses incurred. Moreover, marketing investments are made ahead of GBV and bookings, and thus marketing as a percentage of revenue is correlated to increases in cancellation rates as we incur marketing expense for a booking that is not completed. Some or all of our marketing efforts have been less effective in periods of lower overall category demand and may be limited in their ability to help us grow our business in the future.

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have, or have announced plans to, disable or block tracking technologies (also known as cookies) which, if widely adopted, could also result in online tracking methods becoming significantly less effective. For example, some of our marketing measurement and targeting tools, as well as those used by our media partners, rely on third-party cookies. As access to user cookies is restricted, we may lose the ability to target our advertisements and measure their effectiveness. As a result, the ability of our media placements to reach their intended audiences may be reduced, and we may decide to reduce or completely eliminate spending on the affected marketing channels, which could reduce our ability to effectively or efficiently acquire new customers. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services in ways that reduce the efficiency of our marketing efforts and our access to data about the use of our platform. In addition, certain laws regulate the use of cookies and other tracking technologies, which could limit the effectiveness of our marketing activities, impact our search engine rankings, divert technology personnel resources, increase costs, and subject us to additional liabilities. See the section titled “—Risks Related to Privacy and Technology” below. Limits to our use of these technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain pet care providers and pet parents on cost-effective terms. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

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
•fees we charge for our facilitation and support services;
•pet care providers choosing other third-party platforms over our platform;
•economic, social and political factors, including improving economic conditions that could lead to pet care providers obtaining additional or alternative opportunities for work;
•negative perceptions of trust and safety on and off our platform;
•negative experiences with pets and pet parents, including pets who damage pet care provider property;
•our efforts or failure or perceived failure to comply with regulatory requirements;
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee (which reimburses both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $1 million for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions thereunder);
•large numbers of pet parent cancellations;
•changes to tax reporting requirements, including significantly reduced U.S. reporting thresholds for payment processors that are scheduled to take effect for the 2023 tax year and other tax reporting requirements scheduled to take effect in future years in Europe and Canada (see “—Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience on our platform” below); and
•removal of pet care providers from our platform due to violation of our community standards or other factors we deem detrimental to our community.

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
•fees we charge for our facilitation and support services;
•taxes we may collect in certain jurisdictions;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•large numbers of pet care provider cancellations;
•the COVID-19 pandemic or other pandemics or health concerns and their impact on pet parents;
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, a failure to lift the U.S. debt ceiling, and slower economic growth or recession, outside of our control affecting travel or business activities generally;
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
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee;
•any actual or perceived breach of privacy, data protection or security on our platform;
•our efforts or failure or perceived failure to comply with regulatory requirements; and
•our decision to remove pet parents from our platform for not adhering to our community standards or other factors we deem detrimental to our community.

Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience on our platform.

In the United States, we are required to report payments we process on our platform on behalf of pet care providers who are U.S. persons if they reach certain payment thresholds to the Internal Revenue Service and certain states. The IRS threshold and certain state thresholds are scheduled to significantly decrease from more than 200 transactions per year and exceeding an aggregate amount of $20,000 in gross processed payments to $600 in gross processed payments starting with the 2023 tax year pursuant to the American Rescue Plan of 2021. In addition to our changing and currently uncertain tax information reporting requirements in the United States, there are a number of international jurisdictions where we operate that have or are in the process of implementing new tax information reporting requirements. For example, in the European Union we are subject to tax information reporting requirements with no minimum threshold starting with the 2023 tax year and Canada is considering similar requirements starting with the 2024 tax year.

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

We use proprietary Rover matching algorithms in an effort to maximize pet parent and pet care provider satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet care providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Our competition may increase with the widespread adoption of artificial intelligence and machine learning. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, affecting our ability to improve our algorithms and maintain, market and scale our platform effectively.

Additionally, there is increased governmental interest in regulating technology companies in areas including algorithm-based discrimination. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions and other legal and regulatory proceedings, fines or other penalties and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition and operating results. These risks may grow should we increase our use of artificial intelligence and machine-learning systems, which are subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, may involve unclear intellectual property rights or interests, or may cause unintentional or unexpected outputs that are incorrect, do not align with our brand or business goals, or do not comply with our policies or applicable legal requirements. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of pet parents and pet care providers, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

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

Currently, our primary competition is from the friends, family and neighbors to whom pet parents often turn for pet care services within their personal networks. Given that online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving, reliance on personal networks is still prevalent. Current and potential competitors

(including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local pet parents and pet care providers and larger existing user bases in certain markets, more successful marketing capabilities and substantially greater financial, technical and other resources than we have. Competitors may be able to provide pet parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies (like artificial intelligence), standards, or pet care provider and pet parent requirements or preferences.

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

We plan to invest in new offerings that differentiate us from our competitors. For example, during 2022 we acquired GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in an early-stage company with a complementary service offering, and have increased investment in the Rover blog, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Moreover, beginning in March 2023, we launched Rover Gear, our first line of dog walking products and everyday essentials for pet parents. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

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

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, some of which are under our direct control that we may not execute effectively to retain prominent enough search rankings, but many of which are not under our direct control and may change frequently. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Search engines may also continue to expand their voice and artificial intelligence capabilities. Any reduction in the number of pet care providers and pet parents directed to our platform due to search engines ranking our listings lower than they currently do could adversely affect our business, financial condition and operating results.

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

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in key business metrics such as bookings and GBV, our operating results, including revenue, marketing, service operations expenses and net income (loss), and Adjusted EBITDA, which we expect to continue and which may become more extreme. Over the course of the year, we historically experience seasonally high bookings during the third quarter, which then step down slightly during the fourth quarter, and then stay approximately flat during the first quarter before ramping again in the second quarter. We usually experience stronger bookings, particularly for overnight boarding, house sitting, and drop-in services for cats, during the months of June, July, and August, and November and December, which in a typical year coincides with high travel demand related to summer and holiday travel, respectively. Bookings can also be impacted by the timing of holidays and other events.

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

For example, representative actions, including actions under California’s Private Attorney General Act, or PAGA, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, Melanie Sportsman v. A Place for Rover, Inc., the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff appealed the court’s dismissal to the United States Court of Appeals for the Ninth Circuit. We recently entered into a settlement agreement with the named plaintiff pursuant to which we will make a total payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class are bringing or could bring in the litigation. The settlement terms do not require us to reclassify pet care providers in California as employees, and in agreeing to the settlement terms we are not admitting any wrongdoing or liability. See Note 8—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a more detailed discussion of the representative actions.

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

The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors, and we intend to continue to defend ourselves vigorously in these matters. Nevertheless, there can be no guarantee that our defenses will be successful in all jurisdictions, and pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor, or DOL, released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers. The DOL is currently reviewing comments and the rule has not been finalized. In 2019 the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. While we believe that pet care providers who use the Rover platform fall within such exemption, interpretation or enforcement of the exemption varies. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such exemptions and which, if applied to our platform, could adversely impact our platform’s availability and our business.

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

Laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in Europe and in the United States at the federal and state levels are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.

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

We are also subject to claims, lawsuits and other legal proceedings seeking to hold us vicariously liable for the actions of pets, pet parents and pet care providers. In the ordinary course of business, our Trust and Safety team receives claims pursuant to the Rover Guarantee, as well as claims and threats of legal action that arise from pet sitting services booked through the Rover website or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by pet care providers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including implementation of the Rover Guarantee, customer goodwill, expediency, protection of our reputation and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and it faces increasing public scrutiny. Pending or threatened legal proceedings could have a material adverse impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any pet parents, pet care providers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and operating results.

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

We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be materially adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses. As we expand the scale of our international business activities, any changes to U.S. or international taxation of such activities may substantially increase our worldwide effective tax rate, lead to volatility with respect to tax expenses and liabilities from period to period, and materially adversely affect our business, financial condition and operating results. For example, beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years, as applicable, pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the Code. If the requirement to capitalize Code Section 174 expenditures is not modified, it may significantly impact our effective tax rate and cash tax liability to the extent we do not have sufficient Federal or state net operating losses and credit carryforwards, or to the extent our utilization of net operating loss carryforwards is limited. Further, the Inflation Reduction Act imposes a 1% excise tax on certain stock buybacks by publicly traded corporations, which will increase the costs associated with our stock repurchase program.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have performed an assessment and determined multiple changes in control within the meaning of Section 382 occurred between 2011 and 2016. However, the ownership changes are not expected to materially limit the net operating loss carryforwards and research and development credits available to offset our tax liabilities. In the event we experience one or more ownership changes as a result of future stock transactions, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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

We must remit cash to relevant taxing authorities to satisfy obligations in respect to income taxes and social security contributions related to employee RSU vesting. Through 2022, we funded these obligations through “sell-to-cover” transactions, where shares with a market value equivalent to the tax withholding obligation were sold into the market. Beginning in 2023, we adopted a policy to use cash on our balance sheet to satisfy these obligations and withhold shares with a corresponding value from employees. Although this policy reduces stockholder dilution compared to “sell-to-cover” transactions, it does represent a significant use of cash and may adversely affect our financial condition. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

We currently, and may in the future, have assets held at financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, the loss of which could have a severe negative affect on our operations and liquidity.

We, along with two of our subsidiaries, currently have a portion of our cash and cash equivalents held in operating and cash sweep accounts at Silicon Valley Bridge Bank, N.A., or SVBB. On March 10, 2023, Silicon Valley Bank, or SVB, a predecessor to SVBB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 13, 2023, the FDIC, the Federal Reserve and the Department of the Treasury announced that all assets held at SVB would be available to all customers commencing March 13, 2023. As of March 31, 2023, we had approximately $1.1 million on deposit with SVBB, which represented approximately 0.4% of our cash and cash equivalents as of March 31, 2023 and is considered immaterial to our liquidity. One of the deposit accounts at SVBB has an immaterial amount in excess of the insurance coverage offered by the FDIC, and we believe that the amounts in the cash sweep accounts at SVBB continue to be our assets and not the assets of SVBB. We are in the process of withdrawing our remaining assets from SVBB and moving such assets to be deposited in accounts at JPMorgan Chase and, to diversify further, potentially another financial institution of high credit quality.

In the future, we may maintain our cash assets at financial institutions in the U.S. in amounts that are in excess of the FDIC insurance limit of $250,000. There can be no assurance that any deposits in excess of the FDIC insurance limit will be backstopped by the U.S. Government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. In the event of a failure of any of these financial institutions where we maintain our deposits or other assets or a liquidity crisis, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations, or we may experience delays in accessing our accounts which could materially impact our ability to pay operational expenses or make other payments.

Risks Related to Privacy and Technology

We have been subject to cybersecurity attacks in the past and anticipate being the target of future attacks. Any actual or perceived breach of security or security incident or privacy or data protection breach or violation could interrupt our operations, harm our brand and reputation and adversely affect our business, financial condition and operating results.

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

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Bad actors using stolen credentials have directly targeted and may continue to directly target users of our platform with attempts to breach their Rover accounts, which have and can result in takeovers of their accounts for the purpose of perpetrating fraud against them, other users, or our platform. Users of our platform have experienced, and may continue to experience, incidents of fraud on our platform involving credential stuffing attacks and account takeovers, which we may not be able to detect or prevent. Victims of such takeovers may seek recovery from us or we may offer reimbursement of funds lost through fraud, and we have incurred and may continue to incur losses from claims by pet parents and pet care providers, which losses may be substantial. The ability of bad actors to cause an account takeover exposes us to financial fraud risk, including costly litigation, which is difficult to fully mitigate. We have taken and continue to take measures to detect and prevent account takeovers and fraud, but these measures need to be continually improved and may add friction to our booking process, which could adversely impact bookings. These measures may also not be effective against fraud and illegal activities, particularly given new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition could be materially adversely affected.

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future, especially as attackers use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that it maintains or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies and practices restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as personal information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU ePrivacy Directive, the EU General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act, or the TCPA, and similar state laws, the Gramm-Leach-Bliley Act and other federal or state laws applicable to insurance producers, the Washington Biometric Law and similar state laws, Section 5 of the Federal Trade Commission Act and the CCPA, the CPRA and similar laws in other states. For example, the TCPA and its state counterparts restrict certain telemarketing activities, including the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. We could also face regulatory enforcement by federal and state agencies. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.

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

In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. Particularly as the United Kingdom undertakes to reform the UK GDPR, the relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and these changes will lead to additional costs and increase our risk exposure. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The United Kingdom’s recent statements about its intent to replace the UK GDPR cast the adequacy determination further into doubt.

Additionally, we are or may become subject to laws, rules and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA, Switzerland, and the United Kingdom. Recent legal developments have created complexity and uncertainty regarding transfers of personal data from these regions to the United States and other jurisdictions; for example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). Continually evolving requirements, such as modifications to the standard contractual clauses by the European Commission or the United Kingdom’s Information Commissioner’s Office, have created uncertainty and increased the risk around our international operations. We may, in addition to other impacts, be required to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions, to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, to localize certain personal data, and to incur additional costs associated with increased compliance burdens.

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

Additionally, we have incurred and may continue to incur significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. For example, certain laws regulate the use of cookies and other tracking technologies, which limit the effectiveness of our marketing activities, impact our search engine rankings, divert technology personnel resources, increase costs, and subject us to additional liabilities. Furthermore, publication of our privacy statement and other policies regarding privacy, data protection and data security may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to privacy, data protection and data security and our efforts to comply with such obligations may not be successful or may have other negative consequences. In particular, with such laws and regulations imposing new and relatively burdensome obligations and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

We rely on third-party payment service providers to process payments on our platform. If these third-party payment service providers become unavailable or insolvent or we are subject to increased fees, our business, operating results and financial condition could be materially adversely affected.

We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. For example, we rely on a sole credit card processor for payments by pet parents, and they are also the primary payment processor for pet care provider payments. If this provider or our other third-party payment service providers fail to perform adequately, become unwilling or unable to provide these services to us on acceptable terms, fail to transmit payments owed to us or pet care providers in a timely manner or at all, become insolvent or enter bankruptcy, or regulators take action against them or us, our business may be substantially disrupted and pet parents’ ability to make payments and pet care providers’ ability to receive payments will be negatively impacted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources, may not be as effective, efficient, or well-received by pet care providers and pet parents or adequately address regulatory requirements, and could adversely impact our bookings, GBV, revenue, cash flows and liquidity. Any of the foregoing risks related to third-party payment service providers, including with regard to compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks (including registered trademarks in the United States and foreign jurisdictions), copyrights, trade secrets, patents, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the case of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties have and may continue to copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks and legal or other methods of protecting this data may be inadequate.

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

Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines further, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train and integrate such employees and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and engagement could suffer, which could adversely affect business, financial conditions and operating results.

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

The majority of our product-related customer contact volume typically is serviced by a limited number of third-party service providers. We rely on our internal team and these third parties to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on these third parties requires that we provide proper guidance and training for our and their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to these third-party service providers or to maintain suitable training, controls and procedures could materially adversely impact our business. During the first quarter of 2023, we began the process of transitioning from two third-party service providers to a sole third-party service provider for customer support, which transition will be completed during the second quarter of 2023. If this sole third-party service provider fails to provide suitable service in line with our expectations, terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we may need to find alternate third-party service providers and may not be able to secure similar terms or experience or replace such provider or provide proper guidance and training in an acceptable timeframe, which could adversely impact our ability to timely and appropriately support pet care providers and pet parents.

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

When a pet care provider or pet parent has a poor experience on our platform, we may issue refunds or coupons for future bookings, or other customer service gestures of monetary value. These refunds and coupons are generally treated as a reduction to revenue, and we may make payouts for property damage and personal and animal injury claims under the Rover Guarantee. A robust support effort is costly and we expect such costs to continue to rise in the future as we grow our business and implement new product offerings. We have historically seen a significant number of support inquiries from pet care providers and pet parents. Our efforts to reduce the number of support requests as we scale the business may not be effective and we could incur increased costs without corresponding revenue, which would materially adversely affect our business, operating results and financial condition.

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

We procure third-party insurance policies to cover various operations-related risks, including general liability, auto liability, excess and umbrella liability, employment practices liability, workers’ compensation, property, cybersecurity and data breaches, crime and fiduciary liability, and directors’ and officers’ liability. For certain risks, including certain business interruption losses, such as those resulting from the COVID-19 pandemic or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance, or such insurance may not cover all claims. For example, claims arising from misclassification of contractors are excluded from our employer’s liability policy. In addition, we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, such provider would be unable to pay any operations-related claims that we make. Further, some of our agreements with vendors require that we procure certain types of insurance and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these vendor agreements.

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

While the Rover Guarantee is a commercial agreement with pet parents and pet care providers for which we are responsible, we rely on our general liability insurance policy to provide coverage to us for claims and losses subject to the Rover Guarantee that exceed our self-insured retention. Increased claim frequency and severity and increased fraudulent claims could result in greater payouts, premium increases, or difficulty securing coverage. Further, disputes with pet care providers as to whether the Rover Guarantee applies to alleged losses or damages and the increased submission of fraudulent payment requests could require significant time and financial resources.

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

We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018, and we may continue to expand our international operations. We are a growing platform with pet care providers in over 30,000 neighborhoods globally as of March 31, 2023. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•liability for pre-acquisition activities of an acquired company;
•litigation or other claims or liabilities arising in connection with the acquisition of the acquired company;
•impairment charges associated with goodwill, long-lived assets, investments, and other acquired intangible assets;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business;
•failure to receive a favorable return on investment for prior or future business combinations; and
•adverse market reaction to an acquisition.

For example, in 2020 we recognized a $2.1 million impairment related to the write-down of our investment in DogHero, a pet care marketplace based in Brazil. Due to the current adverse macroeconomic conditions and resultant headwinds caused by them, actual results for our recent acquisitions and investments may differ from management’s current estimates, which could result in potential impairment charges in subsequent periods. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. If we are required to record a non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such a non-cash charge could have a material adverse effect on our consolidated statements of operations in the reporting period in which we record the charge.

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

We evaluate financing opportunities from time to time and our ability to obtain financing will depend, among other things, on our development efforts, business plans and operating performance and the condition of the capital markets at the time we seek financing. Volatility in the equity capital markets, bank failures or issues in the broader U.S. financial system, or a decline in the market price of our securities also could adversely affect our ability to issue additional equity securities or to obtain additional financing in the future to fund business operations or future growth plans. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business, financial condition and operating results may be materially adversely affected.

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

The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to companies that applied for and received loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, which could also result in adverse publicity and damage to our reputation. While the SBA reviewed our PPP Loan in January 2022 and requested documentation without incident, the SBA could still conduct further reviews and request additional documentation. While we believe we can demonstrate that we satisfied all eligibility criteria and used all proceeds for permissible expenses, there is no guarantee that the SBA will agree, and any adverse findings or prolonged audit proceedings could, in addition to fines or penalties, result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

We track certain operational metrics, including our key business metrics such as the number of bookings, GBV, and pet parent cohort behavior, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate.

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

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include hiring additional personnel, implementing additional procedures and controls, and engaging an external advisor. See Part I, Item 4 “Controls and Procedures—Remediation Efforts to Address Previously Identified Material Weaknesses” of this report for a discussion of these remediation measures. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the Nasdaq stock exchange, the SEC, or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies and issue shares to effect a business combination. In either case, there could be a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A Common Stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

Our management’s first annual assessment of the effectiveness of our internal control over financial reporting was included in our Annual Report on Form 10-K for the year ended December 31, 2022. Starting with this report, we are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or eligible for other relief. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the Nasdaq stock exchange or other regulatory authorities, which would require additional financial and management resources.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and May 5, 2023, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.14 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, a failure to lift the U.S. debt ceiling, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, volatile equity capital markets, changes in monetary and fiscal policy, and economic uncertainty, slower economic growth and recessions, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
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
•announcements by us or our competitors of new technology, features, services or strategic partnerships or other agreements;
•our competitors’ performance;
•developments or disputes concerning our intellectual property or other proprietary rights;
•actual or perceived data security breaches or other data security incidents;
•announced or completed acquisitions of businesses by us or our competitors or rumors of such transactions involving us or our competitors;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•any actual or anticipated changes in the financial projections and guidance we may provide to the public or our failure to meet or exceed those projections and guidance;
•stock repurchase programs undertaken by us, including the one we announced in February 2023;
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

•price and trading volume fluctuations in the overall stock market from time to time;
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
•trading volume fluctuations in our shares of Class A Common Stock from time to time and the volume of shares of Class A Common Stock available for public sale or being sold, including:
◦shares sold pursuant to Rule 10b5-1 plans that were adopted by our executive officers and certain employees during 2022 and Rule 10b5-1 plans that may be adopted in the future by our executive officers, employees or directors,
◦shares sold to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options,
◦any shares sold if we reimplement a “sell-to-cover” program to satisfy tax withholding obligations upon the vesting of our employees’ RSUs;
•sales or other distributions of shares of Class A Common Stock by us or our stockholders;
•sales or other distributions of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales or other distributions could occur;
•entry into or exit from stock market indices; and
•other factors identified throughout these “Risk Factors.”

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

As of May 5, 2023, our executive officers, directors and their affiliates as a group beneficially owned approximately 36.5% of the Class A Common Stock representing approximately 34.2% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 earnout shares, unvested RSUs and options to purchase Class A Common Stock that remain issued and outstanding, and equity awards that may be issued under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

We intend to retain future earnings, if any, for future operations and expansion, our publicly announced stock repurchase program. to pay taxes related to employee RSU vesting, and any future debt repayment. There are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, investors may not receive any return on an investment in our Class A Common Stock unless they sell their Class A Common Stock for a price greater than that which they paid for it.

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

We currently enable “sell-to-cover” transactions to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options. We have previously utilized, and may utilize again in the future, “sell-to-cover” transactions to satisfy tax withholding obligations for the vesting of RSUs. Under “sell-to-cover,” shares with a market value equivalent to the tax withholding obligation and aggregate exercise price will be sold on behalf of the individual exercising vested options to cover the tax withholding liability and aggregate exercise price, and the cash proceeds related to tax withholding obligations from these sales will be remitted by us to the taxing authorities. These sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for options, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any exercise event, such sales volume may cause our stock price to fluctuate.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

In February 2023, our Board approved a share repurchase program authorizing the purchase of up to $50 million of Class A Common Stock (exclusive of brokers’ commissions and expenses). The repurchase program does not obligate us to acquire any specific number of shares of Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates and inflation, global conflicts, and the ongoing COVID-19 pandemic. Repurchases under the program have been authorized for 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of the Board, which may result in a decrease in our stock price. Additionally, the Inflation Reduction Act of 2022 introduced a 1%

excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A Common Stock. Through May 3, 2023, we have repurchased approximately 1.7 million shares for $7.4 million, excluding brokers’ commissions and excise tax.

The existence of a share repurchase program could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Any failure to repurchase the entire $50 million authorized under our share repurchase program may negatively impact our reputation, investor confidence in us, and our stock price. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value nor may it prove to be the best use of our cash. Although share repurchase programs are intended to enhance long-term stockholder value, there is no assurance ours will do so because our stock price may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our program. Share repurchases could have an impact on our stock price, increase the volatility of our stock price, or reduce our available cash balance such that we may be required to seek financing to fund capital expenditures and strategic acquisitions or business opportunities.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, or DGCL, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make an acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:
•authorize the Board to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
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

These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A Common Stock and could also affect the price that some investors are willing to pay for our Class A Common Stock.

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

We must continue to improve our internal control over financial reporting. We made our first formal assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2022 in our Annual Report on Form 10-K for the year ended December 31, 2022, and once we cease to be an emerging growth company or eligible for other relief, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. For example, we determined that our internal control over financial reporting is not effective due to the existence of material weaknesses as described in Part I, Item 4 of this report, and due to these material weaknesses we also determined that our disclosure controls and procedures were not effective. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in internal control over financial reporting that are deemed to be material weaknesses.

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

Our marketable securities portfolio includes various holdings, types, and maturities. The average contractual maturity of our available-for-sale investments is approximately four months as of March 31, 2023. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our condensed consolidated balance sheets at their estimated fair value, but we have the ability to hold them until a market price recovery or maturity. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and credit loss reserves are reported within other income (expense), net in the consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates or lower investment balances would adversely impact our interest income.

A significant portion of our cash and cash equivalents and short-term investments are invested in U.S. Government securities. In January 2023, the U.S. Treasury Department indicated that the U.S. debt limit had been reached and that it had begun taking “extraordinary measures” to avoid default. Absent action to raise, suspend or extend the statutory debt ceiling, the U.S. Treasury Secretary has stated her expectation that those measures could be exhausted by as early as June 1, 2023. Any default by the U.S. Government on all or a material portion of our investments in U.S. Government securities or credit downgrade of the securities we hold could create significant uncertainty and potentially negatively impact our liquidity or valuation of our investments.

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 184,220,211 shares of Class A Common Stock outstanding as of May 5, 2023 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued under the 2021 ESPP and the 2021 Plan).

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

Sales, short sales, or hedging transactions involving our equity securities could adversely affect the price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit) (2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (3)
January 1 - January 31, 2023	—	—	—	—
February 1 - February 28, 2023	—	—	—	—
March 1 - March 31, 2023	720,097	$4.22	720,097	$46,959,015
Total	720,097	$4.22	720,097	$46,959,015

(1) Represents the number of shares purchased pursuant to our publicly announced share repurchase program as of the trade date, not the settlement date.
(2) Excludes brokers’ commissions and the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(3) On February 27, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $50.0 million of our Class A Common Stock (exclusive of brokers’ commission and expenses), or the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. Repurchases under the Share Repurchase Program have been authorized for 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on September 21, 2022 (File No. 001-39774)).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).
10.1* #	Rover Group, Inc. Outside Director Compensation Policy (as amended on April 24, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Rover Group, Inc.

Date: May 9, 2023	By:	/s/ Charlie Wickers

		Name:	Charlie Wickers
		Title:	Chief Financial Officer
(Duly Authorized Officer)