Form 10-Q
period 2023-06-30
ROVER GROUP, INC.
filed 2023-08-08
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 181,879,627 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of August 4, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•general macroeconomic and geopolitical conditions, including other health-related events, political instability, sustained levels of increased inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, monetary and fiscal policy changes, stock market volatility, any U.S. government shutdown, and geopolitical conflicts, slower economic growth and economic downturns, and their impact on consumer spending and travel patterns, demand for and pricing on our platform, and our business, operating results and financial condition, including potential impairments;
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
•our expectations regarding our future operating and financial performance, including bookings, gross booking value, ABV, booking mix, cancellation rates, revenue and expenses, and the timing of payment obligations;
•our ability to retain existing and acquire new pet parents and pet care providers;
•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;
•our opportunities and strategies for growth, including investments and improvements, new offerings, partnerships, distribution channels, acquisitions and international markets;
•our offering expansion initiatives and market acceptance thereof, and the effect of these investments on our results of operations;
•the success of our marketing strategies and investments;
•our investments in new products, initiatives and offerings, and the effect of these investments on our results of operations;
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
•seasonal fluctuations in bookings, gross bookings value, ABV, revenue, marketing, operating expenses, net income (loss), and Adjusted EBITDA;
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
•our ability to maintain and protect our brand and reputation;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, operating results, financial condition and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other important factors, including those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A “Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
Risks Related to our Business and Industry
•Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, geopolitical instability or economic uncertainty, any U.S. government shutdown, slower economic growth or recession, could materially adversely affect our business, results of operations, and financial condition.
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
•Maintaining and enhancing our brand reputation is critical to our growth and negative publicity could damage the Rover brand, thereby harming our ability to compete effectively.
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
•Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us.
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
•We rely on third-party payment service providers to process payments on our platform. If these third-party payment service providers become unavailable or insolvent, are subject to cybersecurity attacks, or we are subject to increased fees, our business, operating results, and financial condition could be materially adversely affected.
•We rely on mobile operating systems and application marketplaces to make our applications available and if they modify their policies, or if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, the usage of our platform or brand recognition could decline and our business, financial results and operating results could be materially adversely affected.
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
•We may face difficulties as we expand our operations into new local markets and new product offerings.
•Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
•Failure to successfully execute and integrate acquisitions or receive a favorable return on acquisitions or strategic investments could materially adversely affect our business, operating results and financial condition.
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

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$193,039	$58,875
Short-term investments	70,964	191,347
Accounts receivable, net	84,253	53,181
Notes receivable from related parties	—	1,810
Prepaid expenses and other current assets	11,408	6,829
Total current assets	359,664	312,042
Property and equipment, net	19,422	19,518
Operating lease right-of-use assets	17,771	18,871
Intangible assets, net	2,715	6,865
Goodwill	33,159	36,915
Deferred tax asset, net	1,411	1,306
Long-term investments	5,216	22,463
Investment in equity securities in related parties	3,760	—
Other noncurrent assets	728	281
Total assets	$443,846	$418,261
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,800	$5,354
Accrued compensation and related expenses	5,354	6,644
Accrued expenses and other current liabilities	24,418	22,694
Deferred revenue	16,390	5,544
Pet parent deposits	69,452	40,783
Pet care provider liabilities	2,654	3,319
Operating lease liabilities, current portion	2,545	2,727
Total current liabilities	126,613	87,065
Operating lease liabilities, net of current portion	20,716	22,208
Other noncurrent liabilities	966	714
Total liabilities	148,295	109,987
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of June 30, 2023 and December 31, 2022; 183,158 and 184,526 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	662,690	651,659
Accumulated other comprehensive loss	(204)	(1,098)
Accumulated deficit	(366,953)	(342,305)
Total stockholders’ equity	295,551	308,274
Total liabilities and stockholders’ equity	$443,846	$418,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$58,529	$43,371	$99,649	$71,195
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,608	10,521	23,388	18,369
Operations and support	7,800	6,485	14,829	11,840
Marketing	13,379	11,027	22,717	18,358
Product development	8,301	6,647	15,598	13,280
General and administrative	13,679	11,477	26,041	23,017
Depreciation and amortization	1,476	1,175	2,954	2,871
Impairment loss on intangible assets and goodwill	6,916	—	6,916	—
Total costs and expenses	64,159	47,332	112,443	87,735
Loss from operations	(5,630)	(3,961)	(12,794)	(16,540)
Other income (expense), net:
Interest income	2,991	658	5,414	797
Interest expense	(18)	(24)	(36)	(42)
Change in fair value of other investments	801	—	1,115	—
Change in fair value of derivative warrant liabilities	—	—	—	4,579
Other income (expense), net	2,024	(532)	2,128	(788)
Total other income (expense), net	5,798	102	8,621	4,546
Income (loss) before income taxes and equity method investments	168	(3,859)	(4,173)	(11,994)
(Provision for) benefit from income taxes	(70)	227	(71)	216
Loss from equity method investments, net of tax	(351)	—	(665)	—
Net loss	$(253)	$(3,632)	$(4,909)	$(11,778)
Net loss per share attributable to common stockholders:
Basic and diluted	$0.00	$(0.02)	$(0.03)	$(0.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	183,623	181,730	183,992	180,707
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(253)	$(3,632)	$(4,909)	$(11,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34	(164)	91	(225)
Unrealized gain (loss) on available-for-sale debt securities	209	(586)	803	(996)
Other comprehensive income (loss), net of tax	243	(750)	894	(1,221)
Comprehensive loss	$(10)	$(4,382)	$(4,015)	$(12,999)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	184,526	$18	$651,659	$(1,098)	$(342,305)	$308,274
Issuance of common stock upon exercise of stock options	1,039	1	1,846	—	—	1,847
Issuance of common stock upon release of restricted stock units	308	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(1,129)	—	—	(1,129)
Repurchase and retirement of common stock	(632)	—	—	—	(3,056)	(3,056)
Stock-based compensation	—	—	4,979	—	—	4,979
Foreign currency translation adjustments	—	—	—	57	—	57
Unrealized gain on available-for-sale debt securities	—	—	—	594	—	594
Net loss	—	—	—	—	(4,656)	(4,656)
Balance as of March 31, 2023	185,241	$19	$657,355	$(447)	$(350,017)	$306,910
Issuance of common stock upon exercise of stock options	533	—	1,153	—	—	1,153
Issuance of common stock upon release of restricted stock units	879	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(2,245)	—	—	(2,245)
Repurchase and retirement of common stock	(3,495)	(1)	—	—	(16,683)	(16,684)
Stock-based compensation	—	—	6,427	—	—	6,427
Foreign currency translation adjustments	—	—	—	34	—	34
Unrealized gain on available-for-sale debt securities	—	—	—	209	—	209
Net loss	—	—	—	—	(253)	(253)
Balance as of June 30, 2023	183,158	$18	$662,690	$(204)	$(366,953)	$295,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Issuance of common stock upon exercise of stock options	2,242	—	2,005	—	—	2,005
Issuance of common stock upon release of restricted stock units	200	—	348	—	—	348
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	$18	$634,443	$(251)	$(328,472)	$305,738
Issuance of common stock upon exercise of stock options	504	—	674	—	—	674
Issuance of common stock upon release of restricted stock units	442	—	764	—	—	764
Taxes paid related to settlement of equity awards	—	—	(908)	—	—	(908)
Stock-based compensation	—	—	5,099	—	—	5,099
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance as of June 30, 2022	182,776	$18	$640,072	$(1,001)	$(332,104)	$306,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(4,909)	$(11,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	10,443	9,144
Depreciation and amortization	6,526	6,325
Non-cash operating lease costs	1,100	1,502
Impairment loss on intangible assets and goodwill	6,916	—
Change in fair value of other investments	(1,115)	—
Change in fair value of derivative warrant liabilities	—	(4,579)
Net accretion of investment discounts	(2,405)	(76)
Deferred income taxes	(47)	(246)
Loss on disposal of property and equipment	79	16
Loss from equity method investments	665	—
Changes in operating assets and liabilities:
Accounts receivable	(31,071)	(12,168)
Prepaid expenses and other current assets	(4,574)	28
Other noncurrent assets	(448)	14
Accounts payable	445	636
Accrued expenses and other current liabilities	352	(1,277)
Deferred revenue and pet parent deposits	39,515	34,540
Pet care provider liabilities	(666)	(6,915)
Operating lease liabilities	(1,674)	(1,687)
Other noncurrent liabilities	251	131
Net cash provided by operating activities	19,383	13,610
INVESTING ACTIVITIES
Purchases of property and equipment	(400)	(389)
Capitalization of internal-use software	(4,152)	(3,727)
Acquisition of businesses, net of cash acquired	—	(5,711)
Purchases of equity securities in related parties	(1,500)	—
Purchases of available-for-sale securities	(48,476)	(174,328)
Proceeds from sales of available-for-sale securities	57,800	—
Maturities of available-for-sale securities	131,514	12,600
Net cash provided by (used in) investing activities	134,786	(171,555)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	3,000	3,791
Redemption of stock warrants	—	(7)
Repurchases of common stock	(19,667)	—
Taxes paid related to settlement of equity awards	(3,374)	(1,301)
Net cash (used in) provided by financing activities	(20,041)	2,483
Effect of exchange rate changes on cash and cash equivalents	36	(105)
Net increase (decrease) in cash and cash equivalents	134,164	(155,567)
Cash and cash equivalents, beginning of period	58,875	278,904
Cash and cash equivalents, end of period	$193,039	$123,337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$396	$45
Cash paid for interest	—	7

	Six Months Ended June 30,
	2023	2022
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes to equity security investment in related parties	2,345	—
Reclassification of certain derivative warrant liabilities to equity upon exercise	—	15,356
Recognition of indemnity holdback liabilities upon acquisition of businesses	—	1,563
Stock-based compensation capitalized to internal-use software	963	402
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Description of Business
Rover Group, Inc. and its wholly owned subsidiaries (collectively “Rover” or the “Company”) is headquartered in Seattle, Washington with U.S. offices in Spokane, Washington and San Antonio, Texas, and internationally in Barcelona, Spain. The Company provides an online marketplace and other related tools, support and services that pet parents and pet care providers can use to find, communicate with, and interact with each other.
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
Liquidity
As of June 30, 2023, the balance of cash and cash equivalents, short term investments, and long term investments was $193.0 million, $71.0 million, and $5.2 million, respectively. The Company has historically incurred losses from operations and had an accumulated deficit of $367.0 million as of June 30, 2023. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company continues to invest in expansion activities, management expects operating losses could continue in the foreseeable future. Management believes that the Company’s current cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial information for the interim periods presented. The unaudited condensed consolidated results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Reclassifications
Certain amounts previously presented for prior periods have been reclassified to conform to current presentation. These reclassifications did not affect assets, liabilities, net loss, cash flows or equity for the periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, estimates used in impairment tests, the assumptions used in the valuation of leases, legal contingencies, and stock-based compensation expense. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the condensed consolidated statements of operations. The net effect of foreign currency was a $0.2 million and $0.3 million gain during the three and six months ended June 30, 2023, respectively, and a $0.5 million and $0.8 million loss during the three and six months ended June 30, 2022, respectively.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
For the three and six months ended June 30, 2023 and 2022, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of June 30, 2023 and December 31, 2022, accounts receivable was $84.3 million and $53.2 million, respectively, and was inclusive of $81.8 million and $51.1 million, respectively, which was due from payment processors who collected payment from pet parents on behalf of the Company. As of June 30, 2023 and December 31, 2022, the accounts receivable balance was also inclusive of $1.9 million and $1.4 million, respectively, which was due from arrangements with third parties, in which these third parties reimburse the Company for credits issued to pet parents. The Company's receivables are short-term in nature and the Company’s historical experience of losses has not been material.
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
The Company enters into its standard terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet care services between the pet parent and the pet care provider on the Company’s platform (a booking). The fixed percentage service fees generally are established at the time a pet parent or pet care provider joined the platform and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet parents are considered the Company’s customers to the extent that they pay a fixed percentage fee, generally up to a fixed dollar amount, to the Company for the booking. Similarly, a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ stated cancellation period has lapsed. Pet parents pay for services at the time of booking.
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketing

Advertising expenses were $10.7 million and $17.7 million during the three and six months ended June 30, 2023, respectively, and $8.8 million and $14.1 million during the three and six months ended June 30, 2022, respectively.
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
The quantitative assessment involves comparing the estimated fair value of each reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the book value exceeds the fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment for additional information regarding the interim impairment assessment.
Intangible Assets
Intangible assets are amortized over the estimated useful life of the assets. Amortization of intangible assets associated with or used in the services provided by the Company from which it generates revenue are classified within cost of revenue (exclusive of depreciation and amortization shown separately) in the Company’s statements of operations. Amortization of intangible assets not associated with or used in the services provided by the Company from which it generates revenue are classified within depreciation and amortization expense within the Company’s statements of operations. For the periods presented, amortization of the Company’s capitalized internal-use software costs related to its online platform has been included within cost of revenues. For the periods presented, amortization expense related to other intangible assets have been classified within depreciation and amortization within the Company’s statement of operations. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment for additional information regarding the interim impairment assessment.
The Company identified certain intangible assets, consisting of technology and tradenames, as defensive assets. These are assets that the Company acquired but does not intend to actively use. Rather, the Company intends to hold the assets to prevent others from obtaining access to the assets.

Interim Impairment Assessment
During the quarter ended June 30, 2023, management identified various qualitative factors such as downward revisions to business forecasts and trends of adverse macroeconomic conditions on the GoodPup business performance that collectively indicated it is more-likely-than-not that the goodwill and intangible assets of the GoodPup reporting unit and asset group fair values were less than their carrying amounts as of June 30, 2023. It had previously been determined by the Company that GoodPup’s reporting unit and the asset group for assessing impairment of long-lived assets are the same. As a result, the Company performed an interim quantitative impairment assessment for goodwill in accordance with Accounting Standards

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Codification (“ASC”) 350 and intangible assets in accordance with ASC 360. The June 30, 2023 quantitative impairment tests indicated a decline in the fair value of the GoodPup reporting unit and asset group, resulting in a non-cash impairment charge of $6.9 million to write off goodwill and intangible assets in full. Impairment charges are included in impairment loss on intangible assets and goodwill in the condensed consolidated statements of operations.
The Company’s remaining goodwill and intangible asset balance as of June 30, 2023 relates to the Company’s prior acquisitions within the Rover reporting unit, for which the Company concluded it was not more-likely-than-not that fair values were less than carrying amounts at June 30, 2023.
The Company estimated the fair value of the GoodPup asset group and reporting unit using the income approach. Such fair value measurements are based predominately on Level 3 inputs. Inherent in the Company’s development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. Management also makes certain assumptions about future economic conditions and other data. Many of these factors used in assessing fair value are outside the control of management.
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
3. Business Combinations
On June 15, 2022, the Company acquired all issued and outstanding stock of GoodPup, an early-stage company that operates a virtual dog training platform. The transaction was accounted for as a business combination. The total purchase price for this acquisition of $7.4 million included a $1.6 million holdback for indemnity and subsequent adjustments that is expected to be paid within the 18-month holdback period. The purchase price was provisionally allocated as follows: $4.4 million to intangible assets (see Note 8—Goodwill and Intangible Assets for more information), ($1.0) million to net assets and liabilities assumed based on their estimated fair value on the acquisition date, and the remaining $4.0 million to goodwill. The goodwill from the acquisition was mainly attributable to expected synergies and other benefits. The goodwill was not tax deductible. The intangible assets were amortized on a straight-line basis over their estimated useful lives of three to five years.

During the fourth quarter of 2022, the Company obtained additional information during the measurement period that existed as of the acquisition date and recorded adjustments to the preliminary purchase price allocation that resulted in a decrease of

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The Company incurred no acquisition-related costs during the three and six months ended June 30, 2023. The Company incurred $0.4 million in acquisition-related costs during the three and six months ended June 30, 2022, which were included in general and administrative expenses in the consolidated statements of operations.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they did not have a material impact on the consolidated results of operations.
During the second quarter of 2023, the Company recorded a non-cash impairment charge related to GoodPup of $6.9 million to write off goodwill and intangible assets in full. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment and Note 8—Goodwill and Intangible Assets for more information.
4. Revenue Recognition
Contract Balances
Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected upon the completion of a booking. Deferred revenue is limited to the amount which the Company expects to recognize as revenue and the amounts expected to be paid out to pet care providers are separately presented as pet parent deposits on the Company’s condensed consolidated balance sheets, as those amounts will not result in revenue recognized. The deferred revenue balance is reduced by the amount of credits, coupons, or discounts to the extent that they are expected to reduce the revenue recognized upon satisfaction of the performance obligation. Substantially all of the deferred revenue as of June 30, 2023 relates to bookings that begin within the next twelve months, at which time revenue will be recognized, unless the booking is canceled during the pet care provider’s cancellation period.

The changes in the Company’s deferred revenue balances were as follows (in thousands):

Balance at March 31, 2023	$12,926
Bookings and other	62,503
Revenue recognized	(59,039)
Balance at June 30, 2023	$16,390

Balance at December 31, 2022	$5,544
Bookings and other	111,292
Revenue recognized	(100,446)
Balance at June 30, 2023	$16,390
Substantially all deferred revenue as of March 31, 2023 and December 31, 2022 was recognized as revenue during the three and six months ended June 30, 2023, respectively.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Investments
The Company’s investments include available-for-sale investments, convertible notes, and equity investments without a readily determinable fair value. Available-for-sale investments consist of marketable securities that are accounted for at fair value. Premiums and discounts paid on securities at the time of purchase are amortized over the period of maturity. The amortized cost and fair value of the investments and unrealized gains and losses were as follows (in thousands):

	June 30, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$10,086	$—	$—	$10,086
Corporate securities	6,834	—	(21)	6,813
US Government securities	46,719	—	(242)	46,477
Asset-backed securities	6,236	—	(26)	6,210
Agency bonds	6,614	—	(20)	6,594
Total marketable securities	76,489	—	(309)	76,180
Total investments	$76,489	$—	$(309)	$76,180

	December 31, 2022
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$54,851	$—	$(51)	$54,800
Corporate securities	38,260	—	(220)	38,040
US Government securities	108,551	—	(792)	107,759
Asset-backed securities	8,269	—	(35)	8,234
Agency bonds	4,989	—	(12)	4,977
Total marketable securities	214,920	—	(1,110)	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$216,730	$—	$(1,110)	$215,620
Unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of June 30, 2023 and December 31, 2022.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The contractual maturity of the available-for-sale investments were as follows (in thousands):

	June 30, 2023
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$10,086	$—	$—	$10,086
Corporate securities	6,813	—	—	6,813
US Government securities	46,477	—	—	46,477
Asset-backed securities	994	5,216	—	6,210
Agency bonds	6,594	—	—	6,594
Total marketable securities	70,964	5,216	—	76,180
Total investments	$70,964	$5,216	$—	$76,180

	December 31, 2022
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$54,800	$—	$—	$54,800
Corporate securities	32,767	5,273	—	38,040
US Government securities	101,289	6,470	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	2,491	2,486	—	4,977
Total marketable securities	191,347	22,463	—	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$193,157	$22,463	$—	$215,620
The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities for both the three and six months ended June 30, 2023 and 2022. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves as of June 30, 2023 and December 31, 2022.
Equity investments without a readily determinable fair value consist of equity securities that are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within the caption investment in equity securities in related parties in the condensed consolidated balance sheet with any adjustments recognized as a component of change in fair value of other investments in the condensed consolidated statements of operations. As of June 30, 2023, these investments had a carrying value of $3.8 million. The Company did not hold any equity investments without a readily determinable fair value as of December 31, 2022. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. This assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company would write it down to its estimated fair value. The Company did not recognize any impairments to equity investments during the three and six months ended June 30, 2023.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other Investments
Convertible Notes and Equity Investments (Related Party Transaction)
In July 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”) and entities affiliated with PSL, a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder. The Company with PSL co-invested in an early-stage company that provides a service for pet parents that is complementary to the Company’s current offerings (the “Investee”). The Company contributed intellectual property in the form of a nonexclusive license agreement in exchange for 5,000,000 shares of common stock, which represents 15% of the Investee’s diluted outstanding equity as of June 30, 2023. The Company accounts for this investment under the equity method as it has significant influence over the Investee but does not hold a controlling financial interest.
In July 2022, in conjunction with the agreements, the Company made an initial investment of $1.0 million in the Investee in the form of a convertible note, which had a maturity date of July 2023. Subsequently, the Company invested an additional $0.3 million and $0.5 million in the form of convertible notes during September 2022 and November 2022, respectively. As of November 2022, all investments in the form of convertible notes were amended to mature in November 2023. The convertible notes accrued interest at a rate of 5% per year and are payable upon the maturity dates. The Company elected to measure these convertible notes at fair value with changes in fair value reported in earnings.
In June 2023, the Company converted the entire balance of its convertible note investments into 4,162,357 shares of Series Seed Preferred Stock of the Investee according to the terms of the notes’ conversion feature at a discounted conversion price of $0.4507 per share. The fair value of the convertible notes at the conversion date was determined to be equal to fair value of the shares of Series Seed Preferred Stock received upon conversion, which was $2.3 million. The adjusted carrying value of the investment was reclassified from notes receivable from related parties to investment in equity securities in related parties in the condensed consolidated balance sheets as a result of the conversion. The Company recognized total fair value adjustments of $0.8 million and $1.1 million within change in fair value of other investments on the condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. No incremental fair value adjustment was recorded for the three and six months ended June 30, 2022. There were no impairment charges for the three and six months ended June 30, 2023 and 2022. See Note 6—Fair Value for more information on the fair value of the convertible notes.
In June 2023, simultaneous to the note conversion the Company also invested an additional $1.5 million in the Investee in exchange for 2,662,406 shares of Series Seed Preferred Stock at a price of $0.5634 per share. As of June 30, 2023 the carrying value of the Company’s aggregate Series Seed Preferred Stock investment was $3.8 million, as recorded in investment in equity securities in related parties within the condensed consolidated balance sheets. As the Company’s basis in the Investee’s common stock as accounted for under the equity method was valued at zero, the Company’s proportionate share of losses resulted in a reduction to the carrying value of the convertible note investments prior to the conversion event as well as a reduction to the carrying value of the Series Seed Preferred Stock investment subsequent to the conversion event. For the three and six months ended June 30, 2023, the Company recorded losses of $0.4 million and $0.7 million, respectively, within loss from equity method investments in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results. No loss was recorded for the three and six months ended June 30, 2022 as the Company had not yet invested in the Investee.
PSL and the Company have equivalent minority ownership positions in the Investee, and have customary rights afforded to investors in venture-backed companies. PSL has been, and will continue to be, reimbursed for certain corporate costs by the entity and will provide, and be compensated for, certain services to the entity. For the three and six months ended June 30, 2023, the amount reimbursed to PSL by the Investee for in-house services provided and other expenses was immaterial. Mr. Gottesman is not on the board of the Investee and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$70,763	$—	$—	$70,763
Investments:
Commercial paper	—	10,086	—	10,086
Corporate securities	—	6,813	—	6,813
US Government securities	—	46,477	—	46,477
Asset-backed securities	—	6,210	—	6,210
Agency bonds	—	6,594	—	6,594
Total assets measured at fair value	$70,763	$76,180	$—	$146,943

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$23,006	$—	$—	$23,006
Commercial paper	—	7,954	—	7,954
Investments:
Commercial paper	—	54,800	—	54,800
Corporate securities	—	38,040	—	38,040
US Government securities	—	107,759	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	—	4,977	—	4,977
Other investments:
Convertible notes	—	—	1,810	1,810
Total assets measured at fair value	$23,006	$221,764	$1,810	$246,580
The following table provides a reconciliation of the beginning and ending balances for the Level 3 financial assets measured at fair value using significant unobservable inputs (in thousands):

Convertible Notes
Balance at December 31, 2022	$1,810
Additions during the period	—
Proportionate share of equity method losses	(266)
Incremental change in fair value	801
Conversion into investment in equity securities in related party	(2,345)
Balance at June 30, 2023	$—
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Valuation of Convertible Note Investments
As described in Note 5—Investments—Other Investments—Convertible Notes and Equity Investments (Related Party Transaction), the Company previously held convertible note investments in the Investee that were measured at fair value. As of December 31, 2022, these convertible notes were held at a fair value of $1.8 million. In June 2023, the convertible note investments converted into shares of Series Seed Preferred Stock and the Company no longer held a convertible note investment as of June 30, 2023. The fair value of the notes was based predominantly on the credit quality of the underlying business and its ability to repay principal and interest, as well as the potential outcome of future equity financing transactions that may trigger the conversion feature provided by the notes. The fair value of the convertible notes at the conversion date was determined to be equal to fair value of the shares of Series Seed Preferred Stock received upon conversion, which was $2.3 million.
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
In January 2022, the Company issued 2,046,220 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of June 30, 2023, no Warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity during the first quarter 2022.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
7. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	June 30, 2023	December 31, 2022
Computers	$1,513	$1,452
Furniture and fixtures	3,791	3,777
Leasehold improvements	13,479	13,808
Internal-use software	23,123	21,652
Asset retirement obligation	225	225
Total property and equipment	42,131	40,914
Less: Accumulated depreciation and amortization	(22,709)	(21,396)
Total property and equipment, net	$19,422	$19,518

Depreciation and amortization of property and equipment was $1.0 million and $2.0 million during the three and six months ended June 30, 2023, respectively and $0.9 million and $1.9 million during the three and six months ended June 30, 2022, respectively. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $2.6 million and $5.1 million of software development costs for the three and six months ended June 30, 2023, respectively, and $2.2 million and $4.1 million for the three and six months ended June 30, 2022. Internal-use software amortization was $1.8 million and $3.5 million during the three and six months ended June 30, 2023 and $1.8 million and $3.5 million during the three and six months ended June 30, 2022, respectively. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	June 30, 2023	December 31, 2022
Income and other tax liabilities	$2,064	$1,670
Accrued legal expenses and open claims	576	686
Accrued legal settlements (1)	18,090	18,000
Accrued professional services	817	435
Holdback related to business combination	1,343	1,343
Accrued share repurchase	756	—
Other current liabilities	772	560
Total accrued expenses and other current liabilities	$24,418	$22,694
__________________
(1)See Note 9— Commitments and Contingencies for more information.

Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the employee retention credit for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021.
In the second quarter 2022, the Company filed an application with the IRS for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the COVID-19 pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. On July 3, 2023, the Company recorded other income of $1.9 million related to the realization of the credit in the second quarter 2023. Consulting fees associated with the ERC application were immaterial. The Company’s eligibility remains subject to audit by the IRS for a period of five years.
The Company accounted for the ERC by analogy to ASC 450-30, Gain Contingencies and ASC 855, Subsequent Events. As the notice of refund and receipt of cash from the IRS was received on July 3, 2023, the Company determined the notice of refund affected the realization of the anticipated ERC and therefore, the ERC was recognized as a receivable as of the balance sheet date.

The Company recorded the $1.9 million ERC in the second quarter of 2023 within prepaid expenses and other current assets in the condensed consolidated balance sheets and within other income (expense), net on the condensed consolidated statements of operations.
8. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2022	$36,915
GoodPup Impairment	(3,756)
Balance at June 30, 2023	$33,159
During the second quarter of 2023, the Company recorded a non-cash impairment charges of $3.8 million to write off goodwill in full for the GoodPup reporting unit. Impairment charges were included in impairment loss on intangible assets and goodwill in the condensed consolidated statements of operations. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment for more information.
Intangible Assets
The gross book value, accumulated amortization, and impairment of intangible assets were as follows (in thousands):

	June 30, 2023
	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
Pet parent relationships	$6,600	$(3,885)	$—	$2,715
Shelter relationships	776	(155)	(621)	—
Technologies	1,696	(565)	(1,131)	—
Tradenames	1,302	(260)	(1,042)	—
Training curriculum	551	(184)	(367)	—
Total	$10,925	$(5,049)	$(3,161)	$2,715

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	December 31, 2022
	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
Pet parent relationships	$6,600	$(3,478)	$—	$3,122
Shelter relationships	834	(135)	—	699
Technologies	1,696	(283)	—	1,413
Tradenames	1,302	(130)	—	1,172
Training curriculum	551	(92)	—	459
Total	$10,983	$(4,118)	$—	$6,865
The weighted average amortization period remaining as of June 30, 2023 for each class of intangible assets were as follows (in years):

Pet parent relationships	3.3
Amortization expense related to acquired intangible assets during the three and six months ended June 30, 2023 was $0.5 million and $1.0 million, respectively and $0.2 million and $0.9 million during the three and six months ended June 30, 2022.

During the second quarter of 2023, the Company recorded impairment charges of $3.2 million to write off intangible assets in full, related to acquired tradenames, shelter relationships, training curriculum and developed technology from the GoodPup asset group. Impairment charges are included in impairment loss on intangible assets and goodwill in the condensed consolidated statements of operations. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment for more information.

Based on amounts recorded at June 30, 2023, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2023	$408
2024	814
2025	814
2026	679
Thereafter	—
Total	$2,715
9. Commitments and Contingencies
Leases
The Company leases certain office space in Seattle and Spokane, Washington with lease agreements expiring between 2026 and 2030. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to seven years. These renewal options have not been considered in the determination of the right-of-use (“ROU”) assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.

The Company also has coworking leases in Barcelona, Spain and San Antonio, Texas, which are included in short-term lease costs.
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018, which was subsequently amended to extend the term for an additional two years in February 2020. In May 2022, the Company amended the sublease to extend the term for an additional one year. In December 2022, the Company amended the sublease to extend the term for one additional year. As of June 30, 2023, under the terms of

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
the amended sublease agreement, the Company will receive an additional $0.9 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2024.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of June 30, 2023, under the terms of the sublease agreement, the Company will receive $0.7 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. The subtenant has the option to renew the sublease for one additional year.

Sublease income is recognized on a straight-line basis over the sublease term and is recorded as a reduction to operating lease cost within general and administrative costs in the condensed consolidated statements of operations.
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$981	$1,059	$1,962	$2,124
Short-term lease cost	165	—	324	—
Sublease income	(296)	(302)	(592)	(606)
Total lease cost	$850	$757	$1,694	$1,518
Other information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$2,522	$2,309
Lease term and discount rate were as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted-average discount rate	7.29%	7.27%
Weighted-average remaining lease term (years)	6.35	6.82
Maturities of lease liabilities were as follows as of June 30, 2023 (in thousands):

Year Ending December 31	Amounts
Remainder of 2023	$1,884
2024	4,569
2025	4,693
2026	4,430
2027	4,353
Thereafter	9,430
Total lease payments	29,359
Less: imputed interest	(6,098)
Present value of lease liabilities	23,261
Less: current portion of lease liabilities	(2,545)
Total lease liabilities, noncurrent	$20,716

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code, and seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. After the Company successfully removed the case to the U.S. District Court for the Northern District of California (the “District Court”), another pet care provider was substituted as plaintiff in the case, now captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the District Court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case, but the plaintiff filed a notice of appeal of the District Court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Following oral argument before the Ninth Circuit on August 29, 2022, the Company and the plaintiff engaged in settlement discussions and mediations resulting in a binding settlement term sheet between the Company and the named plaintiff on October 20, 2022. The Company recorded the $18.0 million total settlement payment provided for in the binding settlement term sheet under general and administrative expense in the condensed consolidated statements of operations for the year ended December 31, 2022 and within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of December 31, 2022. At the parties’ request, the Ninth Circuit dismissed the appeal without prejudice and remanded to the District Court for settlement approval, subject to reinstatement with the Ninth Circuit in the event the District Court declines to approve the settlement. On January 12, 2023, the Company and the named plaintiff entered into a comprehensive settlement agreement and release of claims pursuant to which the Company will make the total settlement payment of $18.0 million, which includes all related settlement costs, in

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
full and final settlement of all claims that the named plaintiff and members of a proposed settlement class and a PAGA group have brought or could bring in the litigation, including claims under PAGA, the California Labor Code, and similar statutes through the District Court’s final order approving the settlement agreement. The settlement class consists of all pet care providers who performed at least one service in California booked through the Rover platform during the period from November 1, 2018 through February 7, 2023, the date on which the motion for preliminary approval of the settlement was filed with the District Court. In addition, pet care providers who performed at least one service in California booked through the Rover platform between June 11, 2017 and February 7, 2023 would receive more limited relief related to PAGA included as part of the overall settlement. The Company also agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. On July 24, 2023, the District Court issued its order granting final approval of the settlement agreement. Final settlement is subject to, among other things, the resolution (or absence) of any appeals or requests for review that may be filed within 31 days after the District Court’s order granting final approval. In settling the case, the Company is not admitting any wrongdoing or liability. The Company expects to pay the remaining $17.9 million total settlement payment from existing cash and cash equivalents and investments during the three months ended September 30, 2023, contingent on the resolution (or absence) of any timely filed requests for review or appeals.
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

As of June 30, 2023 and except for the specific matter noted above, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its condensed consolidated financial statements.
10. Stockholders’ Equity
Public and Private Warrants
In January 2022, the Company issued Class A Common Stock related to the December 2021 and January 2022 cashless exercise of the Warrants. See Note 6—Fair Value for more information.

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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued was immaterial for the three and six months ended June 30, 2023.
The following table presents the open-market share purchase activity, exclusive of brokers’ commissions and excise tax (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares purchased	3,558,305	—	4,278,402	—
Average price paid per share	$4.65	$—	$4.58	$—
Total cost	$16,540	$—	$19,581	$—
11. Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of June 30, 2023, the Company had 8.9 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2022	7,881
Equity awards authorized	9,226
Equity awards granted	(9,472)
Equity awards canceled and forfeited	694
Equity awards withheld under net share settlement	615
Balances as of June 30, 2023	8,944

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	14,363	$1.71	4.9	$28,251
Options exercised	(1,572)	1.52
Options canceled and forfeited	(276)	2.31
Balances as of June 30, 2023	12,515	$1.72	4.5	$39,937
Options vested and exercisable – June 30, 2023	11,947	$1.70	4.4	$38,345
There were no options granted during the six months ended June 30, 2023 and 2022.
The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2023 was $1.7 million and $4.6 million, respectively, and was $2.2 million and $12.2 million for the three and six months ended June 30, 2022, respectively.
The fair value of options vested during the three and six months ended June 30, 2023 was $0.3 million and $0.8 million, respectively, and was $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively.
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2022	7,622	$6.22	$27,975
Granted	9,472	3.92
Vested (1)	(1,801)	5.80
Forfeited	(418)	5.66
Unvested June 30, 2023	14,875	$4.82	$73,043
__________________
(1)Includes 614,855 shares vested but not issued due to net share settlement for payment of employee taxes. These shares that were withheld under net share settlement remain in the authorized but unissued pool under the 2021 Plan and can be reissued by the Company. Payment of employee taxes due to net share settlement are reflected as a financing activity within the condensed consolidated statements of cash flows.
The total fair value of RSUs vested during the three and six months ended June 30, 2023 was $6.9 million and $10.4 million, respectively, and was $3.5 million and $6.0 million for the three and six months ended June 30, 2022, respectively.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations and support	$543	$393	$971	$741
Marketing	264	305	527	556
Product development	1,605	1,474	2,703	2,864
General and administrative	3,526	2,662	6,242	4,983
Total stock-based compensation expense	$5,938	$4,834	$10,443	$9,144
No material income tax benefit related to stock-based compensation was recorded during the three and six months ended June 30, 2023 and 2022 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $0.5 million, which was expected to be recognized over a weighted average remaining service period of 0.7 years. As of June 30, 2023, total unrecognized compensation cost related to unvested RSUs was $68.7 million, which was expected to be recognized over a weighted average remaining service period of 3.0 years.
12. Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three and six months ended June 30, 2023 were 41.6% and (1.7)%, respectively, and 5.9% and 1.8% for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to the full valuation allowance on the U.S. deferred tax assets. The increase in the effective tax rate for the three months ended June 30, 2023 is primarily a function of the $168,000 pre-tax earnings in the second quarter 2023, compared to the $3.9 million pre-tax loss for the same period of 2022. The change in the effective tax rate for both periods also includes the impact of the non-cash impairment of GoodPup’s nondeductible goodwill and other discrete items recorded in the second quarter of 2023, partially offset by the impact of the U.S. deferred tax benefit related to the GoodPup acquisition recorded in the second quarter of 2022.
During the three and six months ended June 30, 2023, the amount of gross unrecognized tax benefits increased by $38,500 and $77,000, respectively, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(253)	$(3,632)	$(4,909)	$(11,778)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	$183,623	$181,730	$183,992	$180,707
Net loss per share attributable to common stockholders:
Basic and diluted	$0.00	$(0.02)	$(0.03)	$(0.07)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2023	2022
Outstanding stock options and RSUs	27,390	22,912
Sponsor earnout shares	492	492
Total	27,882	23,404
The Sponsor earnout shares noted above represent 492,326 unvested shares beneficially owned by the Sponsor and certain of its affiliates that will not vest until the Class A Common Stock achieves a volume weighted average price greater than or equal to $16.00 over any 20 trading days within any 30 trading day period (“Triggering Event III”) during the earnout period that expires in July 2028 (the “Earnout Period”). This share price was not achieved as of June 30, 2023.
In addition, 2,192,687 remaining unvested earnout shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Class A Common Stock achieves Triggering Event III during the Earnout Period. This share price was not achieved as of June 30, 2023.
14. Subsequent Events

Share Repurchase Program
Subsequent to the end of the second quarter of 2023 and through the date of issuance of these financial statements, the Company repurchased an additional 1,278,109 shares for a total cost of $6.5 million, excluding brokers’ commissions and excise tax, representing an average purchase price of $5.05 per share.
Melanie Sportsman v. A Place for Rover, Inc
On July 24, 2023, the District Court issued its order granting final approval of the settlement agreement related to Melanie Sportsman v. A Place for Rover, Inc. See Note 9—Commitments and Contingencies for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years ended December 31, 2022, 2021 and 2020 and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.

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
Overview
We believe in the unconditional love of pets, and Rover exists to make it possible for everyone to experience this love in their lives. Rover exists to give pet parents an alternative to relying on friends and family, neighbors, and commercial providers for pet care. We also exist to give pet care providers a greater opportunity to spend time with pets in their neighborhoods. Our online marketplace for pet care aims to match pet parents with pet lovers who provide excellent pet care while earning extra income. Our simple and easy-to-use platform enables pet parents to easily discover the right pet care providers, book services, communicate with providers, as well as read and write reviews. Our platform enables pet care providers to independently set pricing, create a profile, manage bookings, communicate with pet parents, define the terms and delivery of their services, and receive payment, all in a simple and cost-effective way.

Rover is the world's largest online marketplace for pet care. According to publicly available app reviews and average ratings as of July 2023, we are the world's leading pet services app. We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy day care, dog walking, drop-in visits, and dog training. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through June 30, 2023, over 4.6 million unique pet parents and over 990,000 pet care providers across North America, the United Kingdom, and Western Europe have booked or provided a service on Rover, enabling millions of moments of joy and play for people and pets.
We generate substantially all of our revenue from the Rover platform, our pet care marketplace platform that connects pet parents and pet care providers. We generally collect service fees from both pet parents and pet care providers. We earn more revenue as more pet parents request and pet care providers accept and complete bookings. We also earn revenue from ancillary sources such as provider onboarding fees, virtual pet training services via our GoodPup subsidiary, affiliate fees via our blog, and sales of products in the Rover Store and through other e-commerce platforms.

In support of our mission, we continue to invest in our product and have completed several acquisitions since our inception to help us grow our business and serve more pet parents. We also continue to explore and test new service lines, which we may launch at future dates, and evaluate acquisition and investment opportunities.
Key Trends and Uncertainties
Macroeconomic and geopolitical trends such as other health-related events, political instability, sustained levels of increased inflation (including wage inflation), rising interest rates, significant U.S. and foreign currency fluctuations, lower consumer confidence, higher levels of consumer debt, depressed consumer spending, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, monetary and fiscal policy changes, any U.S. government shutdown, the Russian invasion of Ukraine and its resulting impacts on energy and commodity prices, volatility in the stock market, lower travel demand and higher levels of travel disruptions, and the economic uncertainty, slower economic growth or any recession resulting from any of the foregoing could lead to reduced travel and pet care services industry spending or an economic downturn in the markets we serve, any of which could adversely affect our future business, operating results and financial position, including potential impairment charges in subsequent periods. To date, we believe these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition, although we have seen the growth rate of pet care provider price increases slow significantly through 2022 and the first half of 2023 and as noted in “—Key Business Metrics—Bookings” have observed year-over-year decreases in the Google query volume for key search terms that we track as correlated to demand from new pet parents. However, the full impact of these macroeconomic and geopolitical events and trends on our business, results of operations, cash flows, and financial condition remains uncertain, and will depend on future developments that we may not be able to accurately predict. See “Risk Factors—Risks Related to Our Business and Industry.”
We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of pet care providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results. See “Risk Factors—Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected” and Part I, Item 1, Note 9—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” for a discussion of a recent settlement of a classification lawsuit in California, including the expected timing of the settlement payment. As part of the settlement agreement, we agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. These changes could adversely impact our revenue and operating expenses.
See also “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our foreign currency, investment and interest rate, and inflation risks and “Impact of COVID-19 and Other Health Trends,” “Key Business Metrics” and “Factors Affecting our Performance” below.
Impact of COVID-19 and Other Health Trends
A discussion of the impact of COVID-19 for the years ended December 31, 2022 and 2021 and the quarter ended March 31, 2023 and potential future impacts of COVID-19 and other seasonal illnesses can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Demand and cancellation rates improved during the three and six months ended June 30, 2023 compared to the prior year period as incidents of COVID-19 decreased according to recent third-party wastewater data, which was used by public health officials to track the presence of the SARS-CoV-2 virus in wastewater samples across the United States. See “—Factors Affecting Our Performance—Cancellation Rates.” As our revenue, GBV and bookings performance in the three and six months ended June 30, 2023 benefited in comparison to the prior year period due to the adverse demand impact resulting from the Omicron variant wave during that period, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business. The extent to which COVID-19 and other health trends will continue to impact our business, operating results and financial position will depend on future developments, which are highly uncertain, difficult to predict and beyond our knowledge and control, including but not limited to the duration and spread of potential new variants and sub-variants of COVID-19, its severity, other health-related events, actions to contain the virus or treat its impact, the extent of the business disruption and financial impacts, the extent to which workers return to their offices, and the magnitude and timing of such factors as economic and operating conditions.

See “Risk Factors—The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition” for a discussion of potential material lease impairment charges and increased costs that may be incurred as a result of changes to in-office and remote work requirements resulting from the COVID-19 pandemic.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Y/Y growth	2023	2022	Y/Y growth
	(in thousands, except for percentages)
New bookings	279	260	7%	486	439	11%
Repeat bookings	1,459	1,188	23%	2,727	2,172	26%
Total bookings	1,737	1,448	20%	3,213	2,611	23%
Repeat bookings as a % of total bookings	84%	82%		85%	83%
The improvement in new bookings for the three and six months ended June 30, 2023 as compared to the prior year period was driven by continued recovery in travel behavior in our markets, including increased demand in our international markets, product improvements, as well as expanded marketing and partnership efforts. This was especially the case in the United Kingdom and France, as pandemic-related travel restrictions and risk aversion eased relative to the three and six months ended June 30, 2022, a period which was negatively impacted by the Omicron variant wave. Although we outpaced this trend for the three and six months ended June 30, 2023, starting in the second quarter of 2022 and continuing through June 2023, we are seeing the Google query volume for some key search terms, which is correlated to demand from new pet parents, decrease year-over-year as compared to the outsized gains of 2021. For the three months ended June 30, 2023, Google query volume for these key search terms was down approximately 10% from the prior year.
The improvement in repeat bookings for the three and six months ended June 30, 2023 as compared to the prior year period was driven by the increased pet parent base, as new pet parents have joined the platform over the last twelve months, as well as product enhancements that improve engagement on the platform. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the prior year period.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Y/Y growth	2023	2022	Y/Y growth
	(in millions, except for percentages)
Gross Booking Value	$266	$213	25%	$476	$367	30%
The improvement in GBV for the three and six months ended June 30, 2023 as compared to the prior year period was driven by the increase in bookings, especially in our international markets, where bookings were up 46% and 53% in the three and six months ended June 30, 2023, respectively, as compared to the prior year periods, as well as higher average booking values as discussed below under “—Factors Affecting our Performance—Service Booking Mix.” In the three and six months ended June 30, 2023, international markets were 9% of GBV compared to 8% in the prior year periods.

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
Growth of our Base of Pet Parents
Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers, as new pet parent acquisition is an important driver of future revenue. We drive pet parents to our platform through word-of-mouth, as well as from a variety of paid marketing channels such as paid search, social media, video, streaming and linear television, and other online and offline channels, including distribution partnerships. For example, starting in October 2022, we entered a new distribution channel in the employer sponsored back-up care space with Bright Horizons. This partnership provides employees who have employer sponsored child care benefits the opportunity to use those benefits to book pet care services on Rover. We believe it has provided a positive incentive for both new and repeat bookings, and is an example of the type of distribution partnerships we have entered and may continue to pursue in the future.
Repeat Booking Activity
Our aim when we attract a new pet parent is to continue to generate bookings from that pet parent. As new pet parents return to the platform, we see an overall increase in repeat bookings. We define a repeat pet parent as any pet parent that has an incremental booking beyond their first. In the three months ended June 30, 2023, repeat bookings increased 23% to 1.5 million from the prior year period. In the six months ended June 30, 2023, repeat bookings increased 26% to 2.7 million from the prior year period. In the three months ended June 30, 2023, repeat bookings as a percentage of total bookings was 84%, compared to 82% in the prior year period. In the six months ended June 30, 2023, repeat bookings as a percentage of total bookings was 85%, compared to 83% in the prior year period. We believe this ratio highlights the future potential of our existing pet parent base to return as the marketplace continues to scale. Overall, we believe this ratio will continue climbing towards the mid to high 80% range.
We may see a change in the percentage of bookings from repeat pet parents over time. A change in our ability to attract pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our repeat bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results.
Investing in Growth
We have invested, and plan to continue investing, in new markets, new service offerings and product improvements. We believe that we can further expand services to new markets within our existing geographies by carefully targeting locations with high expected demand. We also believe there is an opportunity to expand services outside of our existing geographic locations into other countries and regions where the spend per pet is attractive. If we expand to new markets, we may invest more heavily in product development and marketing, with expectations of a slightly extended return on investment target period in order to accelerate growth in each new market. Our growth strategy includes evaluating acquisitions and investments that can accelerate our growth and operating leverage. The timing of acquisitions and related integration and investments will impact our financial results. In addition, we believe that expanding product and service offerings may help us to better provide value to pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement of existing pet parents.
Further, our product investments and improvements, such as simplifying the booking process and increasing the effectiveness of pet parent and pet care provider matches, and trust and safety investments are expected to continue to drive new and repeat bookings by improving conversion rates for new pet parents and improving platform attachment for repeat pet parents and pet care providers. We’ve made enhancements to how pet care providers view bookings on their Rover calendar, and also launched the Sitter Insights Dashboard that provides performance metrics to pet care providers so that they can assess how their business is doing.

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
As of June 30, 2023, we had over 388,000 addressable pet care providers available to book on our platform, up 47% from June 30, 2022. An addressable pet care provider is defined as a provider who, in the past six months, has joined the platform for the first time or has serviced at least one booking, and remains available for future bookings. Our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform is an important factor in our ability to serve pet parents and, in turn, drive the bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results of our business.
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
As we see changes in the mix of overnight and daytime services, the number of nights or daytime services in an average booking, and the geographic location of the services, the average booking value, or ABV, will fluctuate. ABV is defined as GBV divided by total bookings for the relevant period. We have observed ABV increases since the second quarter of 2021 at the service level, likely resulting from pet care providers raising their prices in response to the rising rate of inflation in the markets we serve. Providers have increased prices particularly for overnight services and for their new pet parents, while retaining relatively lower prices for their legacy pet parents. We have seen the rate of ABV increases moderate starting in the second quarter of 2022. For the three months ended June 30, 2023, ABV was $153, up 4% from $147 in the prior year period, mostly driven by increased pricing set by pet care providers, partially offset by a mix shift to lower ABV daytime services. For the six months ended June 30, 2023, ABV was $148, up 5% from $140 in the prior year period, also mostly driven by increased pricing set by pet care providers. We observed lower ABV from international bookings compared to those from the United States. As such, continued increase in international bookings could further moderate or reduce our overall ABV growth.
While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, pet care providers could increase their prices on our platform to a point that causes pet parent demand and bookings to decline if such prices are deemed too high, either of which could adversely affect our business, operating results and financial condition. During the three months ended June 30, 2023, we began to shift all legacy pet parents in the United States to the 11% fee structure we implemented for new pet parents in 2021, the majority of whom were at the legacy 7% fee rates. While we believe this change will positively impact ABV and the revenue generated from the Rover platform, especially once fully implemented during the third quarter of 2023, the changes could have a negative impact on pet parent demand and bookings. Overall, we expect ABV to grow modestly on a seasonal basis, although the trends and uncertainties addressed above and in “—Key Trends and Uncertainties” could adversely impact ABV growth trends.
We recognize GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight stays, the average period between the booking and the commencement of service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and for the holidays. During the height of the COVID-19 pandemic, GBV was impacted due to pet parents booking closer to their travel dates given uncertainty surrounding pandemic-related restrictions and other health-related considerations. However, in recent periods, pet parents have started booking further in advance. In the six months ended June 30, 2023, we saw the lead time between overnight bookings and service of 23 days, compared to 22 days during the prior year period. In the six months ended June 30, 2023, on a blended basis across services, we saw lead time between booking and service of 15 days, up from 14 days in the prior year period.
In the three months ended June 30, 2023, overnight services made up 43% of total bookings, and the remaining 57% resulted from daytime services, compared to 45% of total bookings with overnight services and 55% with daytime services in the prior year period. In the six months ended June 30, 2023, overnight services made up 42% of total bookings, and the remaining 58% resulted from daytime services, compared to 44% of total bookings with overnight services and 56% with daytime services in the prior year period. Drop-in visits, which we categorize as daytime services, are sometimes substitutes for overnight care, especially with respect to cat care. In the three months ended June 30, 2023, drop-in services made up 24% of total bookings, compared to 23% in the prior year period. In the six months ended June 30, 2023, drop-in services made up 23% of total bookings, compared to 22% in the prior year period.
In the three months ended June 30, 2023, 69% of GBV was with overnight services, and the remaining 31% was with daytime services, compared to 71% of GBV with overnight services and 29% with daytime services in the prior year period. In the six months ended June 30, 2023, 69% of GBV was with overnight services, and the remaining 31% was with daytime services, compared to 70% of GBV with overnight services and 30% with daytime services in the prior year period.
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
We define cancellation rate as canceled bookings value divided by GBV for the relevant period. In 2019, prior to the onset of COVID-19, our cancellation rate was 9.3% of GBV, which increased to 20.5% of GBV in 2020, 14.1% of GBV in 2021 and 14.0% of GBV in 2022. In the three months ended June 30, 2023, our cancellation rate was 12.7% of GBV given the reduced levels of COVID-19, compared to 14.1% of GBV in the same prior year period when rates were elevated due to the Omicron variant wave. In the six months ended June 30, 2023, our cancellation rate was 12.2% of GBV, compared to 13.5% of GBV in the same prior year period. Given macroeconomic and health trend uncertainties, we currently expect cancellation rates in the second half of 2023 to be elevated compared to the first half of the year, although lower than the 14.4% observed in the second half of 2022.
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

We expect our cost of revenue (exclusive of depreciation and amortization shown separately) to vary from period-to-period on an absolute dollar basis, but remain relatively consistent as a percentage of revenue, excluding improvements in cancellation rate, take rate and cost efficiencies, when viewing exclusive of the impact of internal-use software amortization. We implemented changes to our payment processor configuration towards the end of the three months ended June 30, 2023 that we expect will drive future cost savings and efficiencies.
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

We expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best service possible for our users, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace. For example, we completed the process of transitioning from two third-party service providers to a sole third-party service provider for customer support during the three months ended June 30, 2023 that we expect will result in future cost savings. These savings may be partially offset by higher wages for customer support.
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
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in marketplace, data science, and engineering, as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems.

In 2022, we increased headcount as we invested in our product and engineering efforts. In 2023, we expect that our product development expenses will increase on an absolute dollar basis and will vary from period-to-period as a percentage of revenue in the short term as we continue to invest in product development activities relating to ongoing improvements and maintenance of our technology platform. We expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our product development.
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

In 2022, we increased headcount, professional services, insurance and software to support the growth of our business and our requirements as a newly public company. In 2023, we expect to incur additional general and administrative expenses to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
Depreciation and Amortization
Depreciation and amortization expenses include depreciation of our property and equipment, leasehold improvements and amortization of our intangible assets. Amortization related to our internal-use software is included in cost of revenue (exclusive of depreciation and amortization shown separately).
Impairment Loss on Intangible Assets and Goodwill

Impairment loss on intangible assets and goodwill consists of our full write-down of intangible assets and goodwill for GoodPup, our virtual dog training platform. See Note 8—Goodwill and Intangible Assets to our condensed consolidated financial statements in Part I, Item 1 of this report for additional information.
Other Income (Expense), Net
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and short-term and long-term investments.
Interest Expense
Interest expense consists primarily of interest on our unsecured letter of credit.
Change in Fair Value of Other Investments
Change in fair value of other investments consists of the fair value remeasurement of the convertible note receivable, which was converted to equity in the second quarter 2023, from our equity method investee. See Note 5—Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.
Change in Fair Value of Derivative Warrant Liabilities
Change in fair value of derivative warrant liabilities consists of the change in fair value of our Class A common stock warrant liabilities. See Note 2—Summary of Significant Accounting Policies and Note 6—Fair Value, to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments, and employee retention credits. See Note 7—Balance Sheet Components to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information on the employee retention credit.
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
Results of Operations
Given macroeconomic and other factors discussed above under “—Key Trends and Uncertainties” and “—Impact of COVID-19 and Other Health Trends,” financial performance for prior and current periods may not be indicative of future performance.
The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$58,529	$43,371	$99,649	$71,195
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,608	10,521	23,388	18,369
Operations and support	7,800	6,485	14,829	11,840
Marketing	13,379	11,027	22,717	18,358
Product development	8,301	6,647	15,598	13,280
General and administrative	13,679	11,477	26,041	23,017
Depreciation and amortization	1,476	1,175	2,954	2,871
Impairment loss on intangible assets and goodwill	6,916	—	6,916	—
Total costs and expenses	64,159	47,332	112,443	87,735
Loss from operations	(5,630)	(3,961)	(12,794)	(16,540)
Other income (expense), net:
Interest income	2,991	658	5,414	797
Interest expense	(18)	(24)	(36)	(42)
Change in fair value of other investments	801	—	1,115	—
Change in fair value of derivative warrant liabilities	—	—	—	4,579
Other income (expense), net	2,024	(532)	2,128	(788)
Total other income (expense), net	5,798	102	8,621	4,546
Income (loss) before income taxes and equity method investments	168	(3,859)	(4,173)	(11,994)
(Provision for) benefit from income taxes	(70)	227	(71)	216
Loss from equity method investments, net of tax	(351)	—	(665)	—
Net loss	$(253)	$(3,632)	$(4,909)	$(11,778)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operations and support	$543	$393	$971	$741
Marketing	264	305	527	556
Product development	1,605	1,474	2,703	2,864
General and administrative	3,526	2,662	6,242	4,983
Total stock-based compensation expense	$5,938	$4,834	$10,443	$9,144
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	22	24	23	26
Operations and support	13	15	15	17
Marketing	23	25	23	26
Product development	14	15	16	19
General and administrative	23	27	26	32
Depreciation and amortization	3	3	3	4
Impairment loss on intangible assets and goodwill	12	—	7	—
Total costs and expenses	110	109	113	123
Loss from operations	(10)	(9)	(13)	(23)
Other income (expense), net:
Interest income	5	2	5	1
Interest expense	—	—	—	—
Change in fair value of other investments	1	—	1	—
Change in fair value of derivative warrant liabilities	—	—	—	6
Other income (expense), net	4	(1)	2	(1)
Total other income (expense), net	10	—	8	6
Income (loss) before income taxes and equity method investments	—	(9)	(5)	(17)
(Provision for) benefit from income taxes	—	1	—	—
Loss from equity method investments, net of tax	—	—	—	—
Net loss	0%	(8)%	(5)%	(17)%
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenue	$58,529	$43,371	$15,158	35%	$99,649	$71,195	$28,454	40%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in revenue was primarily due to a 20% increase in the number of bookings on our platform as a result of new pet parent growth and increased repeat bookings. The remainder of the increase was due to a 4% increase in ABV due to increased prices set by pet care providers, the start of a shift of all U.S. pet parents to an 11% fee structure, a decrease in cancellation rates from 14.1% in the three months ended June 30, 2022 as compared to 12.7% in the three months ended June 30, 2023, a 40% increase in provider onboarding revenue driven by an increase in pet care providers joining the platform, and the recognition timing of revenue related to the Fourth of July holiday.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in revenue was primarily due to a 23% increase in the number of bookings on our platform as a result of new pet parent growth and increased repeat bookings. The remainder of the increase was due to a 5% increase in ABV due to increased prices set by pet care providers, a decrease in cancellation rates from 13.5% in the six months ended June 30, 2022 as compared to 12.2% in the six months ended June 30, 2023, and a 59% increase in provider onboarding revenue driven by an increase in pet care providers joining the platform.
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$12,608	$10,521	$2,087	20%	$23,388	$18,369	$5,019	27%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was primarily the result of a 35% increase in revenue and a $1.3 million increase in merchant fees. These increases were driven by an increase in demand for our platform as illustrated by the 25% increase in GBV and related platform activity. Additionally, there was a $0.4 million increase in costs related to provider onboarding fees and a $0.2 million increase in trainer costs associated with GoodPup, our virtual dog training platform.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was primarily the result of a 40% increase in revenue and a $2.8 million increase in merchant fees. These increases were driven by an increase in demand for our platform as illustrated by the 30% increase in GBV and related platform activity. Additionally, there was a $1.0 million increase in costs related to provider onboarding fees, a $0.5 million increase in trainer costs associated with GoodPup, our virtual dog training platform, and a $0.4 million increase in customer claim costs related to the Rover Guarantee.
Operations and Support

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Operations and support	$7,800	$6,485	$1,315	20%	$14,829	$11,840	$2,989	25%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in operations and support expenses was primarily the result of a $1.0 million increase in personnel-related costs due to the expansion of leadership as we increased the share of managerial roles, as well as a 13% increase in median salaries for non-managerial roles.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in operations and support expenses was the result of a $2.3 million increase in personnel-related costs, a $0.5 million increase in the allocation of overhead costs, a $0.2 million increase in customer service software costs, and a $0.2 million increase in stock-based compensation expense due to a 9% increase in average headcount as we continue to expand the operations and support team to support the 23% increase in total bookings. These increases were partially offset by a $0.4 million decrease in professional fees from efficiency gains and reduced costs resulting from our transition to a sole operation and support provider for customer support during the three months ended June 30, 2023.

Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Marketing	$13,379	$11,027	$2,352	21%	$22,717	$18,358	$4,359	24%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in marketing expenses was primarily the result of a $1.8 million increase in advertising spend as we normalized our marketing investment from our more conservative spending during the pandemic and a $0.4 million increase in personnel costs due to an increase in average salaries and other compensation expenses in the second quarter of 2023. Marketing expense, as a percentage of revenue, was 23% in the three months ended June 30, 2023, as compared to 25% in the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in marketing expenses was primarily the result of a $3.5 million increase in advertising spend as we normalized our marketing investment from our more conservative spending during the pandemic, a $0.5 million increase in personnel costs due to an increase in average salaries and other compensation expenses in the second quarter of 2023, and a $0.3 million increase in professional fees due to outsourced marketing costs. Marketing expense, as a percentage of revenue, was 23% in the three months ended June 30, 2023, as compared to 26% in the three months ended June 30, 2022.
Product Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Product development	$8,301	$6,647	$1,654	25%	$15,598	$13,280	$2,318	17%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in product development expenses was primarily due to a $1.2 million increase in personnel-related cost and a $0.4 million increase in stock-based compensation expense related to a 16% increase in headcount.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in product development expenses was primarily due to a $2.0 million increase in personnel-related cost and a $0.4 million increase in stock-based compensation expense related to a 14% increase in average headcount and a $0.3 million net increase in third-party costs related to outsourced professionals due to an increase in engineering outsourcing. The increases were partially offset by an additional $0.6 million of capitalized software development costs driven by higher personnel-related costs including stock-based compensation expense.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
General and administrative	$13,679	$11,477	$2,202	19%	$26,041	$23,017	$3,024	13%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in general and administrative expenses was due to a $1.3 million increase in personnel costs and a $0.9 million increase in stock-based compensation expense due to a 3% increase in headcount and increases in average salary and bonuses, a $0.3 million increase in software costs due to an increase in SaaS subscriptions as the company enhances its public company compliance activities, and a $0.2 million increase in occupancy expense as office attendance increases in 2023. The increase was partially offset by a $0.4 million decrease of insurance expense as we mature as a public company and secure more favorable insurance rates, and a $0.4 million decrease in overhead allocations.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in general and administrative expenses was due to a $2.4 million increase in personnel costs and a $1.3 million increase in stock-based compensation expense due to a 9% increase in average headcount as we support the expected growth in our business, a $0.6 million increase in software costs due to an increase in SaaS subscriptions as the company enhances its public company compliance activities, and a $0.3 million increase in occupancy expense as office attendance increases in 2023. The increase was partially offset by a $0.8 million decrease of insurance expense as we mature as a public company and secure more favorable insurance rates, a $0.7 million decrease in professional fees related to accounting and legal expenses associated with the GoodPup acquisition and a decrease in consulting expenses for market analysis and internal controls, and a $0.7 million decrease in overhead allocations.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Depreciation and amortization	$1,476	$1,175	$301	26%	$2,954	$2,871	$83	3%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in depreciation and amortization was driven by a $0.3 million increase in amortization of intangible assets of GoodPup, our virtual dog training platform, which began amortizing in the third quarter of 2022.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Depreciation and amortization remained flat over the six months ended June 30, 2023 and 2022.

Impairment Loss on Intangible Assets and Goodwill

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Impairment loss on intangible assets and goodwill	$6,916	$—	$6,916	—%	$6,916	$—	$6,916	—%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Impairment loss on intangible assets and goodwill increased as the result of a full write-down of intangible assets and goodwill for GoodPup, our virtual dog training platform. See Note 8—Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. There was no impairment loss on intangible assets and goodwill in the same period in 2022.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Impairment loss on intangible assets and goodwill increased as the result of a full write-down of intangible assets and goodwill for GoodPup, our virtual dog training platform. See Note 8—Goodwill and Intangible Assets to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. There was no impairment loss on intangible assets and goodwill in the same period in 2022.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest income	$2,991	$658	$2,333	355%	$5,414	$797	$4,617	579%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Despite decreasing investment balances, the increase in interest income was driven by increasing interest rates from 2022 through the second quarter 2023.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Despite decreasing investment balances, the increase in interest income was driven by increasing interest rates from 2022 through the second quarter 2023.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest expense	$(18)	$(24)	$6	(25)%	$(36)	$(42)	$6	(14)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Interest expense related to the unsecured letter of credit remained flat over the three months ended June 30, 2023 and 2022.

Six Months Ended June 30, 2023 Compared with the Same Period in 2022
Interest expense related to the unsecured letter of credit remained flat over the six months ended June 30, 2023 and 2022.

Change in Fair Value of Other Investments

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of other investments	$801	$—	$801	—%	$1,115	$—	$1,115	—%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

We recognized a gain on the change in fair of other investments due to the fair value remeasurement of the convertible notes receivable from our equity method investee. As of June 30, 2023, the convertible notes were converted to equity and were no longer outstanding. We do not anticipate a future fair value adjustment unless we make an additional investment in the investee. See Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022

We recognized a gain on the change in fair of other investments due to the fair value remeasurement of the convertible notes receivable from our equity method investee. As of June 30, 2023, the convertible notes were converted to equity and were no longer outstanding. We do not anticipate a future fair value adjustment unless we make an additional investment in the investee. See Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.

Change in Fair Value of Derivative Warrant Liabilities

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of derivative warrant liabilities	$—	$—	$—	—%	$—	$4,579	$(4,579)	(100)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

Change in fair value of derivative warrant liabilities did not change over the three months ended June 30, 2023 and 2022. As of March 31, 2022, the warrants were no longer outstanding so we no longer have to account for the warrants as a liability or report any charge for the change in fair value after the first quarter 2022.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
In the first quarter of 2022, we recognized a $4.6 million gain due to the change in the fair value of our warrants driven by the decrease in fair value of our common stock during the period the warrants were outstanding. See Note 6—Fair Value to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. As of March 31, 2022, the warrants were no longer outstanding so we no longer have to account for the warrants as a liability or report any charge for the change in fair value after the first quarter 2022.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$2,024	$(532)	$2,556	(480)%	$2,128	$(788)	$2,916	(370)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase in other income (expense), net was primarily driven by a $1.9 million employee retention credit (see Note 7—Balance Sheet Components to our condensed consolidated financial statements included in Part I, Item 1 of this report) and a $0.4 million unrealized gain from an increase in foreign currency deposits held at our payment processor and the weakening of the U.S. dollar against other global currencies, as compared to a $0.5 million unrealized loss in the second quarter 2022.

We have applied for an additional employee retention credit of $1.4 million, which if approved would result in receipt of additional credits during 2023.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase in other income (expense), net was primarily driven by a $1.9 million employee retention credit (see Note 7—Balance Sheet Components to our condensed consolidated financial statements included in Part I, Item 1 of this report) and a $0.6 million unrealized gain from an increase in foreign currency deposits held at our payment processor and the weakening of the U.S. dollar against other global currencies, as compared to a $0.8 million unrealized loss in the previous period.

(Provision for) Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
(Provision for) benefit from income taxes	$(70)	$227	$(297)	(131)%	$(71)	$216	$(287)	(133)%
Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The provision for income taxes increased in the second quarter of 2023, compared to the same period in 2022, primarily due to the $0.3 million deferred tax benefit recorded in the second quarter of 2022 related to the GoodPup acquisition.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022

The provision for income taxes increased in the second quarter of 2023, compared to the same period in 2022, primarily due to the $0.3 million deferred tax benefit recorded in the second quarter of 2022 related to the GoodPup acquisition.
Loss from Equity Method Investments, Net of Tax

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Loss from equity method investments, net of tax	$(351)	$—	$(351)	—%	$(665)	$—	$(665)	—%

Three Months Ended June 30, 2023 Compared with the Same Period in 2022

The increase was driven by a $0.4 million loss related to our proportionate share of net losses in our equity method investment, as discussed in Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.
Six Months Ended June 30, 2023 Compared with the Same Period in 2022
The increase was driven by a $0.7 million loss related to our proportionate share of net losses in our equity method investment, as discussed in Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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
We use the Non-GAAP Financial Measures to evaluate the health of our business, measure our operating performance, identify trends, prepare financial forecasts and make strategic decisions, including those related to operating expenses, as a means to evaluate period-to-period comparisons, and determine incentive compensation. We consider the Non-GAAP Financial Measures to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments, and for the three and six months ended June 30, 2023 a $1.9 million employee retention credit;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA and non-GAAP general and administrative expense exclude certain legal settlements that may reduce cash available to us;

•Adjusted EBITDA does not consider the impact of goodwill and intangible asset impairment;
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss excluding depreciation and amortization (including amortization expense related to capitalized internal use software), stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, certain acquisition and merger-related costs, gain or loss from equity method investments, net of tax, and non-routine items such as goodwill and intangible asset or investment impairment (if any), restructuring costs (if any), transaction-related expenses (if any), and certain legal settlements (if any). Adjusted EBITDA margin as presented in the reconciliation table below is Adjusted EBITDA for a period divided by revenue for the same period.
Beginning with the three and six months ended June 30, 2023, Rover redefined Adjusted EBITDA to omit the impact of a $6.9 million impairment loss on intangible assets and goodwill and to reflect the impact of a $1.9 million employee retention credit that was recorded within other income (expense), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 Rover did not have any impairment loss on intangible assets and goodwill or record any employee retention credit during the three and six months ended June 30, 2022. Rover believes the adjustments described above are not indicative of its core operating performance and are useful to investors by enabling them to better assess its operating performance in the context of current period results and provide for better comparability with its historically disclosed Adjusted EBITDA amounts.

The following table presents a reconciliation of Adjusted EBITDA from net loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except for percentages)
Revenue	$58,529	$43,371	$99,649	$71,195
Adjusted EBITDA reconciliation:
Net loss	$(253)	$(3,632)	$(4,909)	$(11,778)
Add (deduct):
Depreciation and amortization (1)	3,292	2,897	6,526	6,325
Stock-based compensation expense (2)	5,938	4,834	10,443	9,144
Interest expense	18	24	36	42
Interest income	(2,991)	(658)	(5,414)	(797)
Change in fair value, net (3)	(801)	—	(1,115)	(4,579)
Other income (expense), net	(2,024)	532	(2,128)	788
(Provision for) benefit from income taxes	70	(227)	71	(216)
Loss from equity method investments, net of tax	351	—	665	—
Acquisition and merger-related costs (4)	—	410	—	490
Impairment loss on intangible assets and goodwill (5)	6,916	—	6,916	—
Adjusted EBITDA	$10,516	$4,180	$11,091	$(581)
Net loss margin (6)	0%	(8)%	(5)%	(17)%
Adjusted EBITDA margin (7)	18%	10%	11%	(1)%
__________________
(1)Depreciation and amortization includes amortization expense related to capitalized internal use software, which is recognized as cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
(2)Stock-based compensation expense includes equity granted to employees as well as non-employee directors.
(3)Change in fair value, net includes the mark-to-market adjustments related to the Warrant liabilities in connection with the deSPAC transaction and the change in fair value of an equity method investment.
(4)Acquisition and merger-related costs includes accounting, legal, consulting and travel-related expenses incurred in connection with the Caravel merger and other business combinations.
(5)Impairment loss on intangible assets and goodwill includes the full write-off of intangible assets and goodwill related to GoodPup. See Part I, Item 1, “Note 8—Goodwill and Intangible Assets” for more information.
(6)Net loss margin is net loss for a period divided by revenue for the same period.
(7)Adjusted EBITDA margin is Adjusted EBITDA for a period divided by revenue for the same period.
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

The following table presents a reconciliation of Contribution from gross profit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except for percentages)
Revenue	$58,529	$43,371	$99,649	$71,195
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(12,608)	(10,521)	(23,388)	(18,369)
Less: Amortization of intangible assets	(495)	(736)	(990)	(939)
Gross profit	45,426	32,114	75,271	51,887
Gross profit margin	78%	74%	76%	73%
Add: Amortization of intangible assets	495	736	990	939
Add: Internally developed software amortization included in Cost of revenue (exclusive of depreciation and amortization shown separately)	1,815	1,721	3,571	3,453
Non-GAAP Contribution	$47,736	$34,571	$79,832	$56,279
Non-GAAP Contribution margin	82%	80%	80%	79%
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

The following table presents a reconciliation of Non-GAAP operating expenses from GAAP operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$58,529	100%	$43,371	100%

Operations and support expense	$7,800	13%	$6,485	15%
Less: Stock-based compensation expense	(543)	(1)	(393)	(1)
Non-GAAP Operations and support expense	$7,257	12%	$6,092	14%

Marketing expense	$13,379	23%	$11,027	25%
Less: Stock-based compensation expense	(264)	(1)	(305)	(1)
Non-GAAP Marketing expense	$13,115	22%	$10,722	24%

Product development expense	$8,301	14%	$6,647	15%
Less: Stock-based compensation expense	(1,605)	(3)	(1,474)	(3)
Non-GAAP Product development expense	$6,696	11%	$5,173	12%

General and administrative expense	$13,679	23%	$11,477	26%
Less: Stock-based compensation expense	(3,526)	(6)	(2,662)	(6)
Non-GAAP General and administrative expense	$10,153	17%	$8,815	20%

	Six Months Ended June 30,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$99,649	100%	$71,195	100%

Operations and support expense	$14,829	15%	$11,840	17%
Less: Stock-based compensation expense	(971)	(1)	(741)	(1)
Non-GAAP Operations and support expense	$13,858	14%	$11,099	16%

Marketing expense	$22,717	23%	$18,358	26%
Less: Stock-based compensation expense	(527)	(1)	(556)	(1)
Non-GAAP Marketing expense	$22,190	22%	$17,802	25%

Product development expense	$15,598	16%	$13,280	19%
Less: Stock-based compensation expense	(2,703)	(3)	(2,864)	(4)
Non-GAAP Product development expense	$12,895	13%	$10,416	15%

General and administrative expense	$26,041	26%	$23,017	32%
Less: Stock-based compensation expense	(6,242)	(6)	(4,983)	(7)
Non-GAAP General and administrative expense	$19,799	20%	$18,034	25%

Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of June 30, 2023, we had $193.0 million of cash and cash equivalents, $71.0 million in short-term investments, and $5.2 million in long-term investments. Additionally, these amounts do not include funds of $81.8 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund and commercial paper investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions to invest in investments such as fixed income securities, which may include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities. The shift in the balances of our cash and cash equivalents and short-term and long-term investments as of June 30, 2023 as compared to December 31, 2022 was primarily driven by allowing an increased number of investments to mature without further reinvestment and moving U.S. Government securities to cash in advance of the potential failure to lift the U.S. debt ceiling during the three months ended June 30, 2023. We expect to continue making decisions regarding our cash and investment balances consistent with our investment policy and strategy.
Since inception, we have incurred operating losses but generated positive annual operating cash flows for the years ended December 31, 2022 and 2021. We have financed our operations through the sale of equity securities, short-term and long-term investments, and cash and cash equivalents. For the six months ended June 30, 2023, we incurred operating losses of $5.6 million but generated positive operating cash flows of $19.4 million. As we continue to invest in growing our business and service offerings, we expect that operating losses could continue for the foreseeable future and operating cash flows could fluctuate from positive to negative from quarter to quarter or year to year. As a result, we may require additional capital resources.
Based upon our current operating plans, we believe that our cash and cash equivalents and investments, combined with any cash flows from operations, will be sufficient to fund our operations and cash commitments discussed below through at least the next 12 months and our foreseeable cash needs for the longer term. However, these forecasts involve substantial risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our ability to grow our revenue and the impact of macroeconomic and geopolitical conditions, COVID-19 and other illnesses, and other factors described elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”
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

Our material cash requirements from known contractual and other obligations as of June 30, 2023 primarily relate to lease obligations. See Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of our lease obligations, other commitments, and our unsecured letter of credit. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of June 30, 2023, we had approximately $8.0 million in material non-cancelable commitments, with varying expiration terms through December 31, 2027. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated reduced by amounts paid through the current period end. These non-cancelable commitments are not considered unconditional purchase obligations and, therefore, are not disclosed within

Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report.
We remit cash to relevant taxing authorities to satisfy obligations in respect to income taxes and social security contributions related to employee RSU vesting. Through 2022, we funded these obligations through “sell-to-cover” transactions, where shares with a market value equivalent to the obligation were sold on behalf of the employee into the market. Beginning in 2023, we adopted a policy to use our cash to satisfy these obligations and withhold shares with a corresponding value from employees. For the three and six months ended June 30, 2023, we have spent an aggregate of approximately $2.0 million and $2.8 million, respectively, for these tax payments related to the withholding of shares. See Note 11—Stock-Based Compensation for the number of withheld shares. We anticipate that for as long as we decide to use cash for this purpose instead of “sell-to-cover,” which decision may change in the future, we will spend significant funds to satisfy tax withholding and remittance obligations when we settle employee RSUs. These amounts will depend on the number of RSUs vesting, which are expected to increase due to annual refresh and new hire grants, and the stock price on future vesting dates.
On February 27, 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $50.0 million (exclusive of brokers’ commissions and expenses) of our Class A Common Stock, or the Share Repurchase Program. Repurchases under the Share Repurchase Program may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions, subject to market conditions and applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Exchange Act. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors. Repurchases under the program have been authorized for 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors. The Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which will increase the costs associated with our Share Repurchase Program. Through August 8, 2023, we have repurchased approximately 5.6 million shares for an aggregate amount of approximately $26.0 million, excluding brokers’ commissions and excise tax. Excise tax accrued was immaterial for the three and six months ended June 30, 2023. We expect to fund any future repurchases with existing cash and cash equivalents and investments.
We anticipate long-term cash uses may also include strategic acquisitions or investments.
As discussed in Part I, Item 1, Note 9—Commitments and Contingencies, during the year ended December 31, 2022, we entered into a binding settlement term sheet with the named plaintiff in the case captioned Melanie Sportsman v. A Place for Rover, Inc. pursuant to which we will make a total settlement payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a settlement class are bringing or could bring in the litigation. On July 24, 2023, the U.S. District Court for the Northern District of California, or District Court, issued its order granting final approval of the settlement agreement. Final settlement is subject to, among other things, the resolution (or absence) of any appeals or requests for review that may be filed within 31 days after the District Court’s order granting final approval. We expect to pay the remaining $17.9 million total settlement payment from existing cash and cash equivalents and investments during the three months ended September 30, 2023, contingent on the resolution (or absence) of any timely filed requests for review or appeals.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,383	$13,610
Investing activities	134,786	(171,555)
Financing activities	(20,041)	2,483
Effect of foreign exchange on cash and cash equivalents	36	(105)
Net increase (decrease) in cash, cash equivalents and restricted cash	$134,164	$(155,567)

Operating Activities

The $5.8 million increase in net cash provided by operating activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily attributable to a $6.9 million decrease in net loss, a $6.9 million increase in impairment loss on intangible assets and goodwill, a $4.6 million reduction in change in fair value of derivative warrant liabilities, a $1.3 million increase in stock-based compensation expense, and a $0.7 million increase in loss from equity method investments, offset by a $11.2 million reduction in working capital, a $2.3 million increase in net accretion of investment discounts, and a $1.1 million decrease in change in fair value of other investments.

For the six months ended June 30, 2023, the most significant non-cash component of our cash provided by operations were non-cash inflows related to stock-based compensation of $10.4 million, impairment loss on intangible assets and goodwill related to GoodPup of $6.9 million, depreciation and amortization of $6.5 million, and non-cash operating lease costs of $1.1 million, partially offset by non-cash outflows of $2.4 million related to net accretion of investment discounts and $1.1 million related to the change in fair value of other investments. Additionally, net loss of $4.9 million was offset by a cash inflow of $2.1 million attributable to changes in operating assets and liabilities. The $2.1 million was a result of a net inflow of $38.8 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from pet parents in advance of revenue recognition, offset by a $4.6 million outflow in prepaid expenses and other current assets, a $1.7 million outflow in operating lease liabilities, and a $31.1 million outflow in accounts receivable primarily due to the timing of funds received from our payment processor. The remaining $0.6 million change within changes in operating assets and liabilities was across the remaining line items.
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
Investing Activities
The $306.3 million increase in net cash provided by (used in) investing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by increased maturities and proceeds from sales of available-for-sale securities, the acquisition of GoodPup in the second quarter 2022, the purchase of equity securities in related parties, and decreased purchases of available-for-sale securities in the six months ended June 30, 2023, as compared to the same period in 2022.

Net cash provided by investing activities for the six months ended June 30, 2023 was $134.8 million, which was primarily driven by $131.5 million of proceeds from maturities of available-for-sale securities and $57.8 million of proceeds from sales of available-for-sale securities. This was offset by purchases of available-for-sale securities of $48.5 million, an investment in internal-use software of $4.2 million associated with new product development and technology enhancements, and a $1.5 million investment for equity securities in related parties.
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
Financing Activities

The $22.5 million decrease in net cash (used in) provided by financing activities for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by repurchases of common stock under our Share

Repurchase Program, higher taxes paid to satisfy tax obligations associated with the vesting of employee RSUs, and fewer proceeds received from the exercise of stock options.
Net cash used in financing activities for the six months ended June 30, 2023 was $20.0 million, which was primarily driven by $19.7 million for repurchases of common stock as part of our Share Repurchase Program and $3.4 million primarily related to employee tax payments for the settlement of equity awards. This was offset by $3.0 million of proceeds received from the exercise of stock options.
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
Goodwill and Intangible Asset Impairment
During the quarter ended June 30, 2023, management identified various qualitative factors such as adverse macroeconomic conditions and related headwinds on the GoodPup business performance that collectively indicated it is more likely than not that goodwill and intangible assets of the GoodPup reporting unit and asset group fair values were less than their carrying amounts as of June 30, 2023. We had previously determined that GoodPup’s reporting unit and the asset group for assessing impairment of long-lived assets are the same. As a result, we performed an interim quantitative impairment assessment for goodwill in accordance with ASC 350 and intangible assets in accordance with ASC 360. The June 30, 2023 quantitative impairment tests indicated a decline in the fair value of the GoodPup reporting unit and asset group, resulting in a non-cash impairment charge of $6.9 million to write off goodwill and intangible assets in full. Impairment charges are included in impairment loss on intangible assets and goodwill in the condensed consolidated statements of operations.
Our remaining goodwill and intangible asset balance as of June 30, 2023 relates to our prior acquisitions within the Rover reporting unit, for which we concluded it was not more likely than not that fair values were less than carrying amounts at June 30, 2023.
We estimate the fair value of an asset group using the income approach. Such fair value measurements are based predominately on Level 3 inputs. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, business plan forecasts, expected growth rates, and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of these factors used in assessing fair value are outside the control of management and these assumptions and estimates may change in future periods.

Except as described above, there have been no material changes in our critical accounting policies and estimates from those disclosed in our Form 10-K for the fiscal year ended December 31, 2022. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022.
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
Our investment portfolio consists of short-term and long-term fixed income securities, including commercial paper, U.S. government and investment-grade corporate debt securities, asset-backed securities, agency bonds, and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). The fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we have and may again suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Although we classify our investment portfolio securities as available-for-sale, we have the ability to hold them until a market price recovery or maturity. The average contractual maturity of our available-for-sale investments is approximately two months as of June 30, 2023.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of June 30, 2023, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
We are exposed to certain risks related to the carrying amounts of an investment in a privately-held company compared to its fair value. This investment in an illiquid private company is inherently difficult to value given the lack of publicly available information. This investment may increase the volatility in our net income (loss) in future periods due to changes in the fair value of this investment. As of June 30, 2023, the carrying value of our equity investment was $3.8 million. See Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.
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
For bookings made on our platform outside of the United States, we collect and hold the gross booking value denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies, when possible. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the net effect of foreign currency gains and losses was not material. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

Inflation Risk
We do not believe that inflation has had a material negative effect on our business, results of operations, or financial condition. A rise in pet care provider initiated prices has had the impact of higher revenues given our take rate structure. However, increased inflationary pressures poses risks in three areas of our business. First, our cost structure has increased due to higher wages over the past two years and could increase further due to increased prices from vendors. Second, pet care providers could increase prices on the platform so much that pet parent demand and bookings decline. Third, the overall price of travel could increase so much that demand for pet care services declines. Our inability or failure to offset such higher costs or any negative inflationary impact on demand could adversely affect our business, results of operations, or financial condition.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of such date.

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

In connection with the preparation of our consolidated financial statements as of December 31, 2022 and 2021 and for the three years in the period ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting that continue to exist as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

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
Although our remediation measures are ongoing, we believe the actions described below will contribute towards the remediation of the previously identified material weaknesses. During the six months ended June 30, 2023 our ongoing remediation measures included the following:
•Performed training with control performers to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information produced by the entity;
•Hired a head of internal audit to monitor and assess our internal control environment;
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

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of June 30, 2023.
Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, including the July 2023 court approval of a final settlement, see Note 9—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

You should consider carefully the following risks and uncertainties, together with the other information in this report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 36 and our unaudited condensed consolidated financial statements and related notes beginning on page 7, and in our other public filings in evaluating our business. Current global economic events and conditions may amplify many of these risks. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the following risks actually occur, our business, operating results, financial condition and prospects could be materially and adversely affected. In that event, the market price of our Class A Common Stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, geopolitical instability or economic uncertainty, any U.S. government shutdown, slower economic growth or recession, could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet care services industries. Sustained levels of inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, geopolitical instability, economic uncertainty, slower growth or a recession, volatility in the stock market, any U.S. government shutdown, and delays, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet parent demand declines, and the overall price of travel could increase to a degree that demand for travel and thus travel-related pet care services declines. In addition to the impacts of COVID-19 and other non-COVID illnesses as discussed elsewhere in this report, other events beyond our control have resulted in and may continue to result in declines in travel or continued work-from-home policies. For example, Russia’s invasion of Ukraine and its resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread across Europe, could materially adversely impact travel and demand for our services in all of our markets, especially our United Kingdom and Western European markets. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

Our financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Downturns in worldwide or regional economic conditions or recessions beyond our control, such as the downturn resulting from the COVID-19 pandemic or a future downturn resulting from rising inflation or interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, a reduction in the volume of home sales and its impact on relocating households, changes in monetary or fiscal policy, volatility due to geopolitical instability, the collapse of Silicon Valley Bank and other financial institutions, or the uncertainty arising from these events have led or could lead to a general decrease in travel and spending on pet care services. Future downturns in economic conditions or a recession in the United States or worldwide may materially adversely impact demand for our platform, our business, operating results and financial condition, including potential impairments. See “—Failure to successfully execute and integrate acquisitions or receive a favorable return on acquisitions or strategic investments could materially adversely affect our business, operating results and financial condition.”

We have incurred net losses in each year since inception and may not be able to achieve or sustain annual profitability.

As of June 30, 2023, we had an accumulated deficit of $367.0 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, acquired and invested in other companies, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Since then, we have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we have significantly increased headcount as demand increased starting in 2021, invested in product enhancements and marketing efforts, acquired GoodPup, an early-stage company that operates a virtual dog training platform, and invested in another early-stage company with a complementary service offering. Additionally, stock-based compensation expense related to restricted stock units, or RSUs, and other equity awards will continue to be a significant expense in future periods. We may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve or sustain annual profitability.

Our revenue may not continue to grow over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased approximately 49% from 2019 due to the COVID-19 pandemic. 2021 revenue increased approximately 16% from 2019 levels, 2022 revenue increased approximately 58% from 2021 levels and revenues for the six months ended June 30, 2023 increased approximately 40% from the same period in 2022. However, such growth may again slow or reverse due to the other risks described in these “Risk Factors” and elsewhere in this report. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the average booking value, or ABV, and our take rates, the frequency with which pet parents seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, cancellation rates, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence and spending, pet adoption levels, the volume of home sales and its impact on relocating households, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain market share, our revenue growth rate could be materially adversely affected.

A softening of demand, especially in the acquisition of new pet parents which is an important driver of future revenue, may be caused by events outside of our control, such as COVID-19, other non-COVID illnesses or health-related events, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described in these “Risk Factors” and elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter of 2022 and continuing through June 2023, we saw the Google query volume for some key terms like “dog boarding,” which is correlated to demand from new pet parents, decreasing year-over-year as compared to the outsized gains of 2021, although still significantly above 2019 levels. Moreover, while ABVs have increased since the second quarter of 2021 helping to drive revenue growth, the rate of increases has moderated since the second quarter of 2022, which may impact future revenue growth and growth rates. Moreover, we have observed lower ABV from international bookings compared to those from the United States. As such, continued increase in international bookings could further moderate or reduce our overall ABV growth.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during fiscal 2021 and again during fiscal 2022 and continued to grow during the first two quarters of 2023, we may experience declines in Adjusted EBITDA on a quarterly or annual basis if general economic and business conditions worsen. See “—Any decline or disruption in the travel and pet care services industries or an economic downturn resulting from pandemics or other health-related events, sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, geopolitical instability or economic uncertainty, any U.S. government shutdown, slower economic growth or recession, could materially adversely affect our business, results of operations, and financial condition.” Other developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, operating costs from acquisitions, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.

The COVID-19 pandemic resulted in the spread of COVID-19 infections among pet parents, pet care providers and our employees and new habits such as increased adoption of remote and hybrid working arrangements and increased reliance on online meeting tools rather than in-person meetings and business travel. At various points during the pandemic, governments imposed various restrictions to limit the spread of COVID-19. The spread of any new variants or sub-variants of COVID-19, especially among pet parents, pet care providers and our employees, the return of any of these government restrictions in the future, and the entrenchment of the new habits regarding working arrangements and travel may have a material adverse impact on our long-term business, operations and financial condition, and the demand for pet care.

Although demand for our offerings resumed in May 2021 as government restrictions lifted and we have since achieved record quarterly and annual highs for new and repeat bookings, GBV and revenue, we continued to see demand adversely impacted through the end of 2022 as a result of each COVID-19 wave or variant and other non-COVID seasonal illnesses and cancellation rates that remained elevated compared to pre-pandemic levels. Despite achieving increases in 2022 and first half 2023 revenue, GBV and new and repeat bookings as compared to 2021 and first half 2022, respectively, the effect and extent of the impacts of COVID-19 on our business in the near and medium-term continue to be uncertain and difficult to predict. As our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions and our performance in the six months ended June 30, 2023 benefited in comparison to the prior year period due to the adverse demand impact resulting from the Omicron variant wave during that period, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 and Other Health Trends.” Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and demand may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return. Any of the foregoing factors, or other cascading effects of COVID-19 that are not currently foreseeable, may materially adversely impact our business, operating results, financial condition and prospects.
In the second half of 2022, we adopted a policy empowering department heads to determine the in-office and remote work requirements for their teams. While we will maintain office space for employees to work, learn and collaborate, most of our employees are still working remotely the majority of the time and these arrangements and similar remote working arrangements available to many pet parents, especially if maintained over the long-term, could have a number of materially negative impacts on our business, including:
•reduced or flat demand for daytime pet care services due to pet parents’ presence at home;
•slower execution of our business plans and reduced productivity and availability of key personnel, other employees and third-party service providers that perform critical services;
•increased consumer privacy, information technology security and fraud risks;
•impairment charges, which may be material, related to real property lease agreements if we exit lease agreements or enter into subleases, or remote work arrangements become permanent; and
•increased costs, which may be material, for travel and software tools.

Given the evolving nature of COVID-19, including novel strains of the virus and the uncertainty it has produced around the world, we do not believe it is possible to predict the COVID-19’s medium- to long-term impact on our business, operating results and financial condition. The extent of the longer term impact of COVID-19 on our business and financial results will depend largely on future developments, including the development, severity and transmissibility of novel strains of the COVID-19 virus, any non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, impacts on travel or work behavior, the impact on capital and financial markets and on the United States and global economies, the availability, uptake, and effectiveness of vaccines and boosters, the prevalence of travel restrictions, any risk or perceived risk that pets may be a vector for COVID-19, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted.

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
•our inability to offer sufficient tools or product features to assist them;
•negative perceptions about, or our inability to satisfy expectations related to, the usability and functionality of the Rover app;
•our inability to attract large number of prospective pet parents to our platform;
•fees we charge for our facilitation and support services;
•pet care providers choosing other third-party platforms over our platform;
•changes to tax reporting requirements, including significantly reduced U.S. reporting thresholds for payment processors that are scheduled to take effect for the 2023 tax year and other tax reporting requirements scheduled to take effect in Europe and Canada (see “—Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience on our platform” below);
•economic, social and political factors, including improving economic conditions that could lead to pet care providers obtaining additional or alternative opportunities for work;
•negative perceptions of trust and safety on and off our platform;
•negative experiences with pets and pet parents, including pets who damage pet care provider property;
•COVID-19, non-COVID illnesses or other pandemics or health concerns and their impact on pet care providers;
•our efforts or failure or perceived failure to comply with regulatory requirements;
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee (which reimburses both pet parents and pet care providers up to $25,000 for costs arising from certain injuries or damages that occur during a service booked and paid through Rover and up to $100,000 (or until June 2023, up to $1 million) for costs arising from damage to pet parent property or certain third-party injuries, subject to terms and conditions thereunder);
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
•fees we charge for our facilitation and support services, including any increases to our fees such as the start of a shift during the second quarter of 2023 of all legacy pet parents in the United States to the 11% fee structure we implemented for new owners in 2021;
•taxes we may collect in certain jurisdictions;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•large numbers of pet care provider cancellations;
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, any U.S. government shutdown, and slower economic growth or recession, outside of our control affecting travel or business activities generally;
•elevated levels of delays or cancellations impacting travel activities;
•negative perceptions of the trust and safety of our platform;
•increased restrictions on travel and immigration;
•COVID-19, other non-COVID illnesses, or other pandemics or health concerns and their impact on pet parents;
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
•any discontinuation of, or reduction in reimbursement benefits under, the Rover Guarantee such as the June 2023 reduction in the amount reimbursed for costs arising from damage to pet parent property or certain third-party injuries from $1 million to $100,000;
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

In the United States, we are required to report payments we process on our platform on behalf of pet care providers who are U.S. persons if they reach certain payment thresholds to the Internal Revenue Service, or IRS, and certain states. The IRS threshold and certain state thresholds are scheduled to significantly decrease from more than 200 transactions per year and exceeding an aggregate amount of $20,000 in gross processed payments to $600 in gross processed payments starting with the 2023 tax year pursuant to the American Rescue Plan of 2021. In addition to our changing and currently uncertain tax information reporting requirements in the United States, there are a number of international jurisdictions where we operate that have or are in the process of implementing new tax information reporting requirements. For example, in the European Union we are subject to tax information reporting requirements with no minimum threshold starting with the 2023 tax year and Canada will have similar requirements starting with the 2024 tax year.

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

We have launched and may in the future launch new fee strategies or modify existing fee strategies, any of which may not ultimately be successful in attracting and retaining pet parents and pet care providers. For example, during the three months ended June 30, 2023, we began to shift all legacy pet parents in the United States to the 11% fee structure we implemented for new pet parents in 2021, the majority of whom were at the legacy 7% fee rates. Further, pet parents’ price sensitivity may vary by geographic location. In particular, our continued international expansion may require us to change our fee structure and to adjust to different cultural norms in different locales, which efforts may not be successful. While we attempt to set fees based on prior operating experience and pet parent and pet care provider feedback and engagement levels, our assessments may not be accurate. In addition, if the offerings on our platform change, then we may need to revise our fee structures.

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
•online aggregators and directories, such as Craigslist, Nextdoor, and Yelp; and
•other digital marketplaces, including Wag and the pet care offerings on Care.com in the United States, small operators such as Gudog and Pawshake outside of the United States, and TrustedHousesitters in and outside the United States.

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
•the effectiveness and efficiency of our marketing efforts and those of our competitors;
•our reputation and brand strength relative to our competitors;
•the prices of offerings and the fees we charge pet care providers and pet parents on our platform;
•our ability to attract and retain qualified pet care providers and pet parents;

•the perceived safety and cleanliness of offerings on our platform;
•cancellation policies;
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

Currently, our primary competition is from the friends, family and neighbors to whom pet parents often turn for pet care services within their personal networks. Given that online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving, reliance on personal networks is still prevalent. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local pet parents and pet care providers and larger existing user bases in certain markets, more successful and efficient marketing capabilities and substantially greater financial, technical and other resources than we have. Competitors may be able to provide pet parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies (like artificial intelligence), standards, or pet care provider and pet parent requirements or preferences.

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

We have invested, and plan to continue to invest, in new offerings and initiatives that differentiate us from our competitors. For example, during 2022 we acquired GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in an early-stage company with a complementary service offering, and have increased investment in the Rover blog, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. Moreover, in March 2023, we launched Rover Gear, our first line of dog walking products and everyday essentials for pet parents. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

Our new offerings have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings, or that any of these offerings will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. For example, we previously introduced, then later deactivated, an on-demand dog walking offering and a grooming offering and recently recognized a non-cash impairment charge of $6.9 million related to our acquisition of GoodPup (see Note 8—Goodwill and Intangible Assets in Part I, Item 1 of this report). It is also possible that offerings developed by others will render our offerings noncompetitive or obsolete. If we do not realize the expected benefits of our investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.

We rely on online search engines to drive traffic to our platform to grow revenue and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results and financial condition.

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, some of which are under our direct control that we may not execute effectively to retain prominent enough search rankings, but many of which are not under our direct control and may change frequently. For example, online search engines have adapted and may continue to adapt their ranking algorithms to respond to the growing use of artificially-generated content, resulting in their increased scrutiny of our listings and a negative impact on our search rankings. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Search engines may also continue to expand their voice and artificial intelligence capabilities resulting in unpredictable search result preferences and outcomes. Any reduction in the number of pet care providers and pet parents directed to our platform due to search engines ranking our listings lower than they currently do could adversely affect our business, financial condition and operating results.

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
•negative responses by pet parents or pet care providers to new services on our platform or other offerings;
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

In addition, we do not proactively independently verify the safety, suitability, location, quality, compliance with our policies or standards or legal compliance, of pet care providers’ offerings for individual pets and pet parents or the suitability, qualifications, or credentials of pet care providers. Where we have undertaken the verification or screening of certain aspects of pet care provider qualifications and offerings, the scope of such processes may be limited and rely on, among other things, information provided by pet care providers and the ability of our internal teams or third-party vendors to adequately conduct such verification or screening practices. In addition, we do not take steps to re-verify or re-screen pet care provider qualifications or offerings following initial review. We have relied in the past and may continue in the future to rely on pet care providers and pet parents to disclose information relating to their offerings and such information may be inaccurate or incomplete. We have created policies and standards to respond to issues reported with offerings, but certain offerings may pose heightened safety risks to individual users because those issues have not been reported to us or because our customer support team has not taken the requisite action based on our policies. We rely, at least in part, on reports of issues from pet care providers and pet parents to investigate and enforce many of our policies and standards. In addition, our policies may not contemplate certain safety risks posed by offerings or by individual pet care providers or pet parents or may not sufficiently address those risks.

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

Our operating results and key business metrics may vary significantly and are not necessarily an indication of future performance. We experience seasonal fluctuations in key business metrics such as bookings and GBV, our operating results, including revenue, marketing and operations and support expenses, and net income (loss), and Adjusted EBITDA, which we expect to continue and which may become more extreme. Over the course of the year, we historically experience seasonally high bookings during the third quarter, which then step down slightly during the fourth quarter, and then stay approximately flat during the first quarter before ramping again in the second quarter. We usually experience stronger bookings, particularly for overnight boarding, house sitting, and drop-in services for cats, during the months of June, July, and August, and November and December, which in a typical year coincides with high travel demand related to summer and holiday travel, respectively. Bookings, GBV and revenue can also be impacted by the timing of holidays and other events.

Our operating results may fluctuate as a result of a variety of other factors, some of which are beyond our control such as macroeconomic and geopolitical trends and the impacts resulting from the COVID-19 pandemic and non-COVID illnesses. Moreover, we base our expense levels and investment plans on estimates for revenue that may turn out to be inaccurate and we may not be able to adjust our spending quickly enough if our revenue is less than expected, resulting in losses that exceed our expectations. If our assumptions regarding the risks and uncertainties that we use to plan our business are incorrect or change, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business, operating results and financial condition could be materially adversely affected. Investors should not rely on our operating results for any previous period as any indication of operating results or growth in future periods.

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

For example, representative actions, including actions under California’s Private Attorney General Act, or PAGA, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, Melanie Sportsman v. A Place for Rover, Inc., the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff appealed the court’s dismissal to the United States Court of Appeals for the Ninth Circuit. We entered into a settlement agreement with the named plaintiff pursuant to which we will make a total payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a settlement class are bringing or could bring in the litigation. The settlement terms do not require us to reclassify pet care providers in California as employees, and in agreeing to the settlement terms we are not admitting any wrongdoing or liability. See Part I, Item 1, Note 9—Commitments and Contingencies under the subsection titled “Litigation and Other Contingencies” for a more detailed discussion.

In addition, we are currently involved in administrative audits with state employment agencies, including audits related to pet care provider classification. For example, the Washington State Department of Labor & Industries, or L&I, opened an audit that resulted in a determination that pet care providers who use the Rover platform are “covered workers” for purposes of workers compensation coverage and made an assessment against us for alleged premium contributions, penalties, and interest owed for calendar year 2017. We have prevailed on four successive appeals of this assessment, most recently to the Washington State Court of Appeals, which affirmed a State of Washington Board of Industrial Insurance Appeals decision that pet care providers who use the Rover platform are, at most, independent contractors. In June 2023, L&I filed a petition for review of the Washington State Court of Appeals decision to the Washington Supreme Court. Previously, L&I had opened a second workers’ compensation audit covering the second quarter of 2019 through the first quarter of 2022. This second audit is on hold pending the final outcome of the 2017 assessment appeal.

The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors, and we intend to continue to defend ourselves vigorously in these matters. Nevertheless, there can be no guarantee that our defenses will be successful in all jurisdictions, and pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In October 2022, the United States Department of Labor, or DOL, released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers. The DOL is currently reviewing comments and the rule has not been finalized. In 2019, the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. While we believe that pet care providers who use the Rover platform fall within such exemption, interpretation or enforcement of the exemption varies. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such exemptions and which, if applied to our platform, could adversely impact our platform’s availability and our business.

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

We are or may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings, including those involving pet or personal injury, death or illness, property damage, worker classification, pay model, labor and employment, unemployment insurance benefits, workers’ compensation, anti-discrimination, commercial disputes, competition, pet care provider and pet parent complaints, intellectual property disputes, compliance with regulatory requirements, data security, advertising practices, tax issues, products liability and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we acquire or deploy new products and services.

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

We include arbitration and class action waiver provisions in our terms of service with the pet parents and pet care providers that use our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In addition, individual arbitrations can be costly, and certain litigation tactics embraced by plaintiff’s lawyers, such as filing mass arbitration requests, can undermine the cost effectiveness of arbitration. Frequent reliance on arbitration provisions could also subject us to mass arbitration actions. In order to minimize these risks, we may choose to limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.

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

We are subject to indirect taxes, such as payroll, sales and use, value-added and goods and services taxes, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. We believe that we remit indirect taxes in all relevant jurisdictions in which we generate taxable sales, based on our understanding of the applicable laws in those jurisdictions. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently do so, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage pet parents and pet care providers from utilizing our offerings, or could otherwise harm our business, financial condition and operating results. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report and remit such taxes. Additionally, where we or pet care providers try to pass along increased additional taxes and raise fees or prices to pet parents, booking volume may decline.

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

We have been subject to examination and may be subject to examination in the future, by federal, state, local and foreign tax authorities on income, employment, sales and other tax matters. For example, our eligibility to receive the employee retention credit remains subject to audit by the IRS for a period of five years. See Part I, Item 1, Note 7—Balance Sheet Components for more information. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority, such as if the IRS determines that we were not eligible to receive a portion or all of the ERC and we are required to return a portion or all of the ERC to the IRS, would not have an adverse effect on our business, financial condition and operating results.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed an analysis to determine whether we experienced a change in control within the meaning of Section 382 of the Code covering the period from inception through December 31, 2022. Based on our analysis, we concluded the identified ownership changes will not materially limit the net operating loss and research and development credits available to offset our tax liabilities. In the event we experience one or more ownership changes as a result of future stock transactions, our ability to use NOLs to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.

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

We, along with two of our subsidiaries, currently have a portion of our cash and cash equivalents held in operating and cash sweep accounts at First-Citizens Bank & Trust Company, or First Citizens Bank (f/k/a Silicon Valley Bridge Bank, N.A., or SVBB). On March 10, 2023, Silicon Valley Bank, or SVB, a predecessor to SVBB and now a division of First Citizens Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 13, 2023, the FDIC, the Federal Reserve and the Department of the Treasury announced that all assets held at SVB would be available to all customers commencing March 13, 2023. As of June 30, 2023, we had approximately $0.5 million on deposit with First Citizens Bank, which represented approximately 0.3% of our cash and cash equivalents as of June 30, 2023 and is considered immaterial to our liquidity. One of the deposit accounts at First Citizens Bank has an immaterial amount in excess of the insurance coverage offered by the FDIC, and we believe that the amounts in the cash sweep accounts at First Citizens Bank continue to be our assets and not the assets of First Citizens Bank.

We are in the process of withdrawing our remaining assets from First Citizens Bank and moving such assets to be deposited in accounts at JPMorgan Chase and, to diversify further, potentially another financial institution of high credit quality.

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

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Bad actors using stolen credentials have directly targeted and may continue to directly target users of our platform with attempts to breach their Rover accounts, which have and can result in takeovers of their accounts for the purpose of perpetrating fraud against them, other users, or our platform. Users of our platform have experienced, and may continue to experience, incidents of fraud on our platform involving credential stuffing attacks and account takeovers, which we may not be able to detect or prevent. Victims of such takeovers may seek recovery from us or we may offer reimbursement of funds lost through fraud, and we have incurred and may continue to incur losses from claims by pet parents and pet care providers, which losses may be substantial. The ability of bad actors to cause an account takeover exposes us to financial fraud risk, including costly litigation, which is difficult to fully mitigate. We have taken and continue to take measures to detect and prevent or mitigate account takeovers and fraud, but these measures need to be continually improved and may add friction to our booking process, which could adversely impact bookings. These measures may also not be effective against fraud and illegal activities, particularly given new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition could be materially adversely affected.

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future, especially as attackers use artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that our IT and infrastructure maintain or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies and practices restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

Additionally, we are or may become subject to laws, rules and regulations regarding cross-border transfers of personal data, including those relating to transfer of personal data outside the EEA, Switzerland, and the United Kingdom. Ongoing legal developments have created complexity and uncertainty regarding transfers of personal data from these regions to the United States and other jurisdictions. For example, on July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield Framework, or the Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities that had self-certified under the Privacy Shield scheme. Although the European Commission recently adopted its adequacy decision for the new EU-U.S. Privacy Shield Framework, it may be challenged and invalidated again. While the CJEU previously upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it noted that reliance on them may not necessarily be sufficient in all circumstances. In addition to other mechanisms (particularly standard contractual clauses), in limited circumstances we may rely on Privacy Shield certifications of third parties (for example, vendors and partners). Continually evolving requirements, such as modifications to the standard contractual clauses by the European Commission or the United Kingdom’s Information Commissioner’s Office, have created uncertainty and increased the risk around our international operations. We may, in addition to other impacts, be required to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions, to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, to localize certain personal data, and to incur additional costs associated with increased compliance burdens.

As the enforcement landscape further develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes. If we are unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could materially adversely affect our business, results of operations and financial condition.

The CCPA, as amended by the CPRA, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information, including through user-enabled global privacy controls. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act took effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act took effect July 1, 2023, and the Utah Consumer Privacy Act becomes effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

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

We rely on third-party payment service providers to process payments on our platform. If these third-party payment service providers become unavailable or insolvent, are subject to cybersecurity attacks, or we are subject to increased fees, our business, operating results and financial condition could be materially adversely affected.

We rely on several third-party payment service providers, including payment card networks, banks, payment processors and payment gateways, to link us to payment card and bank clearing networks to process payments made by pet parents and payments made to pet care providers through our platform. We also rely on these third-party providers to address our compliance with various laws, including money transmission regulations. For example, we rely on a sole credit card processor for payments by pet parents, and they are also the primary payment processor for pet care provider payments. If this provider or our other third-party payment service providers fail to perform adequately, become unwilling or unable to provide these services to us on acceptable terms, fail to transmit payments owed to us or pet care providers in a timely manner or at all, become insolvent or enter bankruptcy, suffer successful cybersecurity attacks, or regulators take action against them or us, our business may be substantially disrupted and pet parents’ ability to make payments and pet care providers’ ability to receive payments will be negatively impacted. In such case, we would need to find an alternate payment service provider and we may not be able to secure similar terms or replace such payment service provider in an acceptable time frame. If we need to migrate to alternative or integrate additional third-party payment service providers for any reason, the transition or addition would require significant time and management resources, may not be as effective, efficient, or well-received by pet care providers and pet parents or adequately address regulatory requirements, and could adversely impact our bookings, GBV, revenue, cash flows and liquidity. Any of the foregoing risks related to third-party payment service providers, including with regard to compliance with money transmission rules in any jurisdiction in which we operate, could cause us to incur significant losses and, in certain cases, require us to make payments to pet care providers out of our funds, which could materially adversely affect our business, operating results and financial condition.

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

For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future, and the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. We also face a risk of increased transaction fees and other fines and penalties if we fail to comply with payment card industry security standards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or a shift from payment with debit cards to credit cards could increase our operating costs and materially adversely affect our business, operating results and financial condition.

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

We rely on mobile operating systems and application marketplaces to make our applications available and if they modify their policies, or if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high user reviews, the usage of our platform or brand recognition could decline and our business, financial results and operating results could be materially adversely affected.

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

Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, such as by including source code generated by artificial intelligence, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

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

If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and operating results. Our use of artificial intelligence tools trained on open source software may also increase our exposure to such risks.

We have used and may continue to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence, or AI, solutions into our platform, offerings, services, features, and operations, and these integrations may become important to our business over time. For example, we currently use certain AI solutions to improve the productivity of our engineering efforts. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, biased, or in violation of any third-party rights, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Risks Related to Our Intellectual Property

Failure to adequately protect our intellectual property could adversely affect our business, financial condition and operating results.

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks (including registered trademarks in the United States and foreign jurisdictions), copyrights, trade secrets, patents, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and employee non-competition agreements, and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the case of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. In addition, laws banning or limiting the enforcement of employee non-competition agreements may eliminate or curtail the protection afforded by such agreements. Despite our efforts to protect our proprietary rights, unauthorized parties have and may continue to copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, cybersecurity attacks and legal or other methods of protecting this data may be inadequate.

Competitors have and may continue to adopt service names or trade dress similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad have been and may be necessary to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may not be respected in the future or may be invalidated, circumvented, or challenged and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition and operating results.

Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results and reputation.

We operate in an industry with frequent intellectual property litigation. Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing. Our use of artificial intelligence tools in our business may increase the likelihood of such claims.

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

Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines further, it may adversely affect our ability to attract and retain highly qualified employees. On the other hand, our employees may receive significant proceeds from sales of our equity which may reduce their motivation to continue to work for us. We have invested and may need to continue to invest significant amounts of cash and equity to attract and retain new employees and have expended and may continue to expend significant time and resources to identify, recruit, train and integrate such employees. We may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and engagement could suffer, which could adversely affect business, financial conditions and operating results.

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
•the impact on employee morale resulting from our remote work policy;
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

The majority of our product-related customer contact volume typically is serviced by a single third-party service provider. We rely on our internal team and this third party to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and chat. Reliance on this third party requires that we provide proper guidance and training for our and their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to this third-party service provider or to maintain suitable training, controls and procedures could materially adversely impact our business. During the first quarter of 2023, we began the process of transitioning from two third-party service providers to a sole third-party service provider for customer support, and this transition was completed during the second quarter of 2023. If this sole third-party service provider fails to provide suitable service in line with our expectations, terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we may need to find alternate third-party service providers and may not be able to secure similar terms or experience or replace such provider or provide proper guidance and training in an acceptable timeframe, which could adversely impact our ability to timely and appropriately support pet care providers and pet parents.

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

We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018, and we may continue to expand our international operations. We are a growing platform with pet care providers in over 30,000 neighborhoods globally as of June 30, 2023. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in any international expansion efforts for a variety of reasons, including:
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
•an inability for international markets to scale and mature in the same way or on the same time horizon as the U.S. market;
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

•public health concerns or emergencies, such as COVID-19 and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.

Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to further expand our operations internationally and are unable to manage these risks effectively, our business, financial condition and operating results could be materially adversely affected.

International expansion also may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls and trade and economic sanctions.

Failure to successfully execute and integrate acquisitions or receive a favorable return on acquisitions or strategic investments could materially adversely affect our business, operating results and financial condition.

As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. For example, we recently consummated a small acquisition of GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in another early-stage company with a complementary service offering. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or such acquired businesses or investments will generate substantial revenue or a favorable return on investment. Acquisitions and strategic investments involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:
•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company, including managing internal controls and any privacy or data security risks associated with such acquisitions;
•difficulties in retaining key employees or business partners of an acquired company;
•difficulties in retaining merchants, consumers and service providers, as applicable, of an acquired company;
•challenges with integrating the brand identity of an acquired company with our own;
•diversion of financial and management time and resources from existing operations or alternative acquisition or investment opportunities to acquisition integration;
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
•failure to receive a favorable return on investment for prior or future business combinations or investments; and
•adverse market reaction to an acquisition or investment.

For example, in 2020 we recognized a $2.1 million impairment related to the write-down of our investment in DogHero, a pet care marketplace based in Brazil. During the three months ended June 30, 2023, we recorded non-cash impairment charges of $3.8 million to write off goodwill in full for the GoodPup reporting unit and $3.2 million related to acquired tradenames, shelter relationships, training curriculum and developed technology from the GoodPup asset group. See Part I, Item 1, Note 8—Goodwill and Intangible Assets for more information. Impairment may result from, among other things, deterioration in performance, adverse market conditions such as the challenging fundraising environment currently facing early stage companies like our equity investment in an early-stage company that provides a service for pet parents that is complementary to our current offerings, adverse changes in applicable laws or regulations, challenges applying our technological, marketing, and operational expertise to help scale acquisitions or investments in a profitable, efficient, and effective manner, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. If we are required to record additional non-cash impairment charges to our goodwill, other intangibles, and/or long-lived assets or write down the carrying value related to past or future acquisitions or investments, such a non-cash charge or write down in carrying value could have a material adverse effect on our consolidated statements of operations in the reporting period in which we record the charge.

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

Our management’s first annual assessment of the effectiveness of our internal control over financial reporting was included in our Annual Report on Form 10-K for the year ended December 31, 2022. We are now required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Our independent registered public accounting firm will first be required to audit the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or eligible for other relief. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the Nasdaq stock exchange or other regulatory authorities, which would require additional financial and management resources.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and August 4, 2023, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.14 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, a reduction in the volume of home sales and its impact on relocating households, volatile equity capital markets, changes in monetary and fiscal policy, any U.S. government shutdown, and economic uncertainty, slower economic growth and recessions, and geopolitical events such as Russia’s invasion of Ukraine and its impact on fuel and commodity costs and travel demand;
•actual or anticipated changes or fluctuations in our quarterly or annual operating and financial results or any financial projections and guidance we may provide to the public, changes in the market’s expectations about our operating and financial results, or failure to meet or exceed our financial projections and guidance or the expectation of securities analysts or investors in a particular period;
•actual or anticipated fluctuations in annual or quarterly operating and financial performance, stock market trading volumes and trading prices of other technology or growth companies generally, or those in the pet care industry or otherwise perceived to be similar to us in particular;
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
•trading volume fluctuations in our shares of Class A Common Stock from time to time and the volume of shares of Class A Common Stock available for public sale or being sold, including:
◦shares sold pursuant to Rule 10b5-1 plans that were adopted by our executive officers and certain employees during 2022 and 2023 and Rule 10b5-1 plans that may be adopted in the future by our executive officers, employees or directors,
◦shares sold to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options,
◦any shares sold if we reimplement a “sell-to-cover” program to satisfy tax withholding obligations upon the vesting of our employees’ RSUs;
•sales or other distributions of shares of Class A Common Stock by us;
•sales or other distributions of substantial amounts of shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales or other distributions could occur such as the publicly announced pro rata in-kind distribution in June 2023 by one of our five percent or greater stockholders of approximately 4.3 million shares;
•entry into or exit from stock market indices; and
•other factors identified throughout these “Risk Factors.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks and of our securities may not be predictable. A loss of investor confidence in the market for retail, technology or growth stocks or the stocks of other companies which investors perceive to be similar to us has and could further depress our share price regardless of our business, prospects, financial conditions or results of operations. Volatility in the equity capital markets or a decline in the market price of our securities also could adversely affect our ability to issue additional equity securities, our ability to obtain additional financing in the future to fund business operations or future growth plans, and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees.

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

As of August 4, 2023, our executive officers, directors and their affiliates as a group beneficially owned approximately 34.8% of the Class A Common Stock representing approximately 32.5% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 earnout shares, unvested RSUs and options to purchase Class A Common Stock that remain issued and outstanding, and equity awards that may be issued in the future under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

We intend to retain future earnings, if any, for future operations and expansion, our publicly announced stock repurchase program, to pay taxes related to employee RSU vesting, and any future debt repayment. There are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, investors may not receive any return on an investment in our Class A Common Stock unless they sell their Class A Common Stock for a price greater than that which they paid for it.

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

In February 2023, our Board approved a share repurchase program authorizing the purchase of up to $50 million of Class A Common Stock (exclusive of brokers’ commissions and expenses). The repurchase program does not obligate us to acquire any specific number of shares of Class A Common Stock. The timing, volume and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates and inflation, global conflicts, and public health trends. Repurchases under the program have been authorized for 12 months, but the program may be modified, suspended, or terminated at any time at the discretion of the Board, which may result in a decrease in our stock price. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A Common Stock. Through August 8, 2023, we have repurchased approximately 5.6 million shares for an aggregate amount of approximately $26.0 million, excluding brokers’ commissions and excise tax.

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

Our marketable securities portfolio includes various holdings, types, and maturities. The average contractual maturity of our available-for-sale investments is approximately two months as of June 30, 2023. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our condensed consolidated balance sheets at their estimated fair value, but we have the ability to hold them until a market price recovery or maturity. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and credit loss reserves are reported within other income (expense), net in the consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates or lower investment balances would adversely impact our interest income.

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

If we fail to meet evolving investor and stakeholder expectations on ESG matters or if we are perceived not to have responded appropriately or in a timely manner to ESG issues that are material to our business, including failing to satisfy reporting and disclosure expectations, we may experience harm to our brand and reputation, adverse press coverage, a reduction in our attractiveness as an investment, greater regulatory scrutiny and potential legal claims, greater difficulties in attracting and retaining customers and talent, and as a consequence, our business, results of operations, financial condition and/or stock price could be materially adversely affected. We also expect to incur additional costs and require additional resources to monitor, report, and comply with various ESG initiatives, including the SEC’s recently adopted cybersecurity disclosure rules and the SEC’s proposed climate change disclosure rules.

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

Since 2021, we have incurred increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Rover did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, including the requirements of Section 404, and the rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated thereunder, the Public Company Accounting Oversight Board, and the Nasdaq listing standards impose additional reporting and other obligations on public companies. Compliance with these requirements has increased costs, made certain activities more time-consuming, and required us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. If any issues in complying with these requirements are identified (for example, if our management or independent registered public accounting firm identifies additional material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, the existence of those issues could adversely affect our reputation or investor perceptions of us, and it may be more expensive to obtain director and officer liability insurance.

Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Our public company status has made it more expensive to obtain director and officer liability insurance, and we have incurred considerable costs to maintain the level of coverage that we believe is appropriate for a public company. In addition, such insurance provides for a significant retention of liability, is subject to limitations and may not cover a significant portion, or any, of the expenses we may now incur or be subject to in connection with any stockholder class action or other litigation to which we are named as a party.

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 181,879,627 shares of Class A Common Stock outstanding as of August 4, 2023 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued in the future under the 2021 ESPP and the 2021 Plan).

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

Sales, short sales, or hedging transactions involving our equity securities could adversely affect the price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 1 - April 30, 2023	842,699	$4.37	842,699	$43,275,451
May 1 - May 31, 2023	1,076,609	$4.57	1,076,609	$38,360,018
June 1 - June 30, 2023	1,638,997	$4.84	1,638,997	$30,419,316
Total	3,558,305	$4.65	3,558,305	$30,419,316

(1) Represents the number of shares purchased pursuant to our publicly announced share repurchase program as of the trade date, not the settlement date. All of these shares were purchased pursuant to a Rule 10b5-1 trading plan.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officer, as defined in Exchange Act Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408(a), as follows:
On June 7, 2023, Aaron Easterly, our chief executive officer and chairman of the board, adopted a Rule 10b5-1 trading arrangement providing for the potential sale from time to time of an aggregate of up to 1,800,000 shares of our Class A common stock, including up to 323,946 shares underlying outstanding stock options that will expire in December 2024. The trading arrangement is intended to satisfy the affirmative defense in Exchange Act Rule 10b5-1(c). Sales may occur only after the expiration of the cooling off period required by Exchange Act Rule 10b5-1(c)(1)(ii)(B)(1) and until the earlier of June 7, 2024 and the date on which all of the shares subject to the plan have been sold. Sales are subject to timing and price-based parameters, per trading day and per calendar month volume limitations of 100,000 and 300,000 shares, respectively, in addition to volume and other limitations imposed by Rule 144 of the Securities Act.

No other officers or directors, as defined in Exchange Act Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408(a), during the quarter ended June 30, 2023.

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
10.1 #
Rover Group, Inc. Outside Director Compensation Policy (as amended on April 24, 2023) (incorporated by reference to Exhibit 10.1 to Rover Group, Inc.’s Quarterly Report on Form 10-Q filed on May 9, 2023 (File No. 001-39774)).

10.2* #	Rover Group, Inc. Outside Director Compensation Policy (as amended and restated June 15, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Rover Group, Inc.

Date: August 8, 2023	By:	/s/ Charlie Wickers

		Name:	Charlie Wickers
		Title:	Chief Financial Officer
(Duly Authorized Officer)