Form 10-Q
period 2023-09-30
ROVER GROUP, INC.
filed 2023-11-08
CIK 1826018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No  ☒
The registrant had 179,432,117 shares outstanding of Class A Common Stock, par value $0.0001 per share, as of November 3, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Rover Group, Inc. (the “Company,” “Rover,” “we,” “us” or “our”) contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “possible,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “consider,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “forecast,” “assume,” “would,” “focus,” “increase,” “deliver,” “drive,” “achieve,” “sustain,” “improve,” “expand,” “further,” “remain,” “outlook,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•general macroeconomic and geopolitical conditions, including health-related events, political instability, sustained levels of increased inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, the number of pet owning households, a reduction in the volume of home sales and its impact on relocating households, monetary and fiscal policy changes, stock market volatility, any U.S. government shutdown, any further downgrades in the U.S. credit rating, and the resumption of payments on federally-held student loans, geopolitical conflicts, slower economic growth and economic downturns, and their impact on consumer spending and travel patterns, demand for and pricing on our platform, and our business, operating results and financial condition, including potential impairments;
•the effects of the COVID-19 pandemic, including as a result of new strains or variants of the virus and non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic, and other geopolitical events like the current armed conflicts between Ukraine and Russia and between Israel and Hamas on customer demand and our business, key business metrics, operating results and financial condition and on our ability to forecast our financial and operating results, the travel industry, travel trends, and the global economy generally;
•our ability to retain existing and acquire new pet parents and pet care providers and keep bookings on our platform;
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
•our expectations regarding our future operating and financial performance, including bookings, gross booking value, or GBV, average booking value, or ABV, booking mix, cancellation rates, revenue and expenses, and the timing of payment obligations;
•the strength of our network, effectiveness of our technology, and quality of the offerings provided through our platform;
•our opportunities and strategies for growth, including investments and product improvements, new offerings, partnerships, distribution channels, acquisitions and international markets;
•the success of our marketing strategies and investments;
•our investments in product improvements, new products, initiatives and offerings and new geographies, market effects thereof, and the effect of these investments on our results of operations;
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
•seasonal fluctuations in bookings, GBV, ABV, revenue, marketing, operating expenses, net income (loss), and Adjusted EBITDA;

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
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates and interest rates;
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
Risks Related to our Business and Industry
•Any decline or disruption in the travel and pet care services industries or an economic downturn could materially adversely affect our business, results of operations, and financial condition.
•We have incurred net losses in each year since inception and may not be able to achieve or sustain annual net income.
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
•Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience and bookings on our platform.
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
•We use and may continue to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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

Part I - Financial Information
Item 1. Financial Statements
ROVER GROUP, INC.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$129,142	$58,875
Short-term investments	74,822	191,347
Accounts receivable, net	76,473	53,181
Notes receivable from related parties	—	1,810
Prepaid expenses and other current assets	7,868	6,829
Total current assets	288,305	312,042
Restricted cash	3,675	—
Property and equipment, net	19,261	19,518
Operating lease right-of-use assets	17,211	18,871
Intangible assets, net	2,511	6,865
Goodwill	33,159	36,915
Deferred tax asset, net	1,361	1,306
Long-term investments	26,918	22,463
Investment in equity securities in related parties	3,444	—
Other noncurrent assets	1,045	281
Total assets	$396,890	$418,261
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,914	$5,354
Accrued compensation and related expenses	6,239	6,644
Accrued expenses and other current liabilities	6,491	22,694
Deferred revenue	13,112	5,544
Pet parent deposits	50,195	40,783
Pet care provider liabilities	2,155	3,319
Operating lease liabilities, current portion	2,613	2,727
Total current liabilities	86,719	87,065
Operating lease liabilities, net of current portion	19,943	22,208
Other noncurrent liabilities	409	714
Total liabilities	107,071	109,987
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value, 990,000 shares authorized as of September 30, 2023 and December 31, 2022; 180,836 and 184,526 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	667,007	651,659
Accumulated other comprehensive loss	(157)	(1,098)
Accumulated deficit	(377,049)	(342,305)
Total stockholders’ equity	289,819	308,274
Total liabilities and stockholders’ equity	$396,890	$418,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$66,203	$50,864	$165,852	$122,059
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,634	11,607	37,022	29,976
Operations and support	8,156	7,425	22,985	19,265
Marketing	12,684	8,686	35,401	27,044
Product development	8,566	7,100	24,164	20,380
General and administrative	13,599	30,599	39,640	53,616
Depreciation and amortization	1,189	1,561	4,143	4,432
Impairment loss on intangible assets and goodwill	—	—	6,916	—
Total costs and expenses	57,828	66,978	170,271	154,713
Income (loss) from operations	8,375	(16,114)	(4,419)	(32,654)
Other income (expense), net:
Interest income	3,152	1,287	8,566	2,084
Interest expense	(15)	(19)	(51)	(61)
Change in fair value of other investments	—	—	1,115	—
Change in fair value of derivative warrant liabilities	—	—	—	4,579
Other (expense) income, net	(568)	(257)	1,560	(1,045)
Total other income (expense), net	2,569	1,011	11,190	5,557
Income (loss) before income taxes and equity method investments	10,944	(15,103)	6,771	(27,097)
(Provision for) benefit from income taxes	(128)	(44)	(199)	172
Loss from equity method investments, net of tax	(316)	(325)	(981)	(325)
Net income (loss)	$10,500	$(15,472)	$5,591	$(27,250)
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.08)	$0.03	$(0.15)
Diluted	$0.05	$(0.08)	$0.03	$(0.15)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	181,423	182,493	183,126	181,309
Diluted	192,977	182,493	193,704	181,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$10,500	$(15,472)	$5,591	$(27,250)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(78)	(164)	13	(389)
Unrealized gain (loss) on available-for-sale debt securities	125	(543)	928	(1,539)
Other comprehensive income (loss), net of tax	47	(707)	941	(1,928)
Comprehensive income (loss)	$10,547	$(16,179)	$6,532	$(29,178)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	184,526	$18	$651,659	$(1,098)	$(342,305)	$308,274
Issuance of common stock upon exercise of stock options	1,039	1	1,846	—	—	1,847
Issuance of common stock upon release of restricted stock units	308	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(1,129)	—	—	(1,129)
Repurchase and retirement of common stock	(632)	—	—	—	(3,056)	(3,056)
Stock-based compensation	—	—	4,979	—	—	4,979
Foreign currency translation adjustments	—	—	—	57	—	57
Unrealized gain on available-for-sale debt securities	—	—	—	594	—	594
Net loss	—	—	—	—	(4,656)	(4,656)
Balance as of March 31, 2023	185,241	$19	$657,355	$(447)	$(350,017)	$306,910
Issuance of common stock upon exercise of stock options	533	—	1,153	—	—	1,153
Issuance of common stock upon release of restricted stock units	879	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(2,245)	—	—	(2,245)
Repurchase and retirement of common stock	(3,495)	(1)	—	—	(16,683)	(16,684)
Stock-based compensation	—	—	6,427	—	—	6,427
Foreign currency translation adjustments	—	—	—	34	—	34
Unrealized gain on available-for-sale debt securities	—	—	—	209	—	209
Net loss	—	—	—	—	(253)	(253)
Balance as of June 30, 2023	183,158	$18	$662,690	$(204)	$(366,953)	$295,551
Issuance of common stock upon exercise of stock options	387	—	931	—	—	931
Issuance of common stock upon release of restricted stock units	746	—	—	—	—	—
Taxes paid related to settlement of equity awards	—	—	(3,100)	—	—	(3,100)
Repurchase and retirement of common stock	(3,455)	—	—	—	(20,596)	(20,596)
Stock-based compensation	—	—	6,486	—	—	6,486
Foreign currency translation adjustments	—	—	—	(78)	—	(78)
Unrealized gain on available-for-sale debt securities	—	—	—	125	—	125
Net income	—	—	—	—	10,500	10,500
Balance as of September 30, 2023	180,836	18	667,007	(157)	(377,049)	289,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	177,342	$18	$612,680	$220	$(320,326)	$292,592
Reclassification of derivative warrant liability and issuance of common stock from exercises of warrants	2,046	—	15,356	—	—	15,356
Issuance of common stock upon exercise of stock options	2,242	—	2,005	—	—	2,005
Issuance of common stock upon release of restricted stock units	200	—	348	—	—	348
Taxes paid related to settlement of equity awards	—	—	(393)	—	—	(393)
Stock-based compensation	—	—	4,447	—	—	4,447
Foreign currency translation adjustments	—	—	—	(61)	—	(61)
Unrealized loss on available-for-sale debt securities	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	(8,146)	(8,146)
Balance as of March 31, 2022	181,830	$18	$634,443	$(251)	$(328,472)	$305,738
Issuance of common stock upon exercise of stock options	504	—	674	—	—	674
Issuance of common stock upon release of restricted stock units	442	—	764	—	—	764
Taxes paid related to settlement of equity awards	—	—	(908)	—	—	(908)
Stock-based compensation	—	—	5,099	—	—	5,099
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(586)	—	(586)
Net loss	—	—	—	—	(3,632)	(3,632)
Balance as of June 30, 2022	182,776	$18	$640,072	$(1,001)	$(332,104)	$306,985
Issuance of common stock upon exercise of stock options	141	—	273	—	—	273
Issuance of common stock upon release of restricted stock units	650	—	908	—	—	908
Taxes paid related to settlement of equity awards	—	—	(923)	—	—	(923)
Stock-based compensation	—	—	5,253	—	—	5,253
Foreign currency translation adjustments	—	—	—	(164)	—	(164)
Unrealized loss on available-for-sale debt securities	—	—	—	(543)	—	(543)
Net loss	—	—	—	—	(15,472)	(15,472)
Balance as of September 30, 2022	183,567	$18	$645,583	$(1,708)	$(347,576)	$296,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROVER GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$5,591	$(27,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	16,436	14,025
Depreciation and amortization	9,642	9,634
Non-cash operating lease costs	1,659	2,065
Impairment loss on intangible assets and goodwill	6,916	—
Change in fair value of other investments	(1,115)	—
Change in fair value of derivative warrant liabilities	—	(4,579)
Net accretion of investment discounts	(2,896)	(523)
Deferred income taxes	(45)	(225)
Loss on disposal of property and equipment	102	30
Loss from equity method investments	981	325
Changes in operating assets and liabilities:
Accounts receivable	(23,292)	(23,480)
Prepaid expenses and other current assets	(1,039)	(753)
Other noncurrent assets	(764)	(10)
Accounts payable	560	(373)
Accrued expenses and other current liabilities	(16,796)	17,799
Deferred revenue and pet parent deposits	16,980	16,807
Pet care provider liabilities	(1,164)	(7,104)
Operating lease liabilities	(2,379)	(2,358)
Other noncurrent liabilities	(305)	132
Net cash provided by (used in) operating activities	9,072	(5,838)
INVESTING ACTIVITIES
Purchases of property and equipment	(550)	(443)
Capitalization of internal-use software	(6,288)	(5,751)
Proceeds from disposal of property and equipment	—	2
Acquisition of businesses, net of cash acquired	—	(5,711)
Purchases of convertible notes	—	(1,310)
Purchases of equity securities in related parties	(1,500)	—
Purchases of available-for-sale securities	(112,035)	(252,282)
Proceeds from sales of available-for-sale securities	57,775	—
Maturities of available-for-sale securities	170,153	55,383
Net cash provided by (used in) investing activities	107,555	(210,112)
FINANCING ACTIVITIES
Proceeds from exercise of stock options and issuance of common stock	3,930	4,972
Redemption of common stock warrants	—	(7)
Repurchases of common stock	(40,136)	—
Taxes paid related to settlement of equity awards	(6,474)	(2,224)
Net cash (used in) provided by financing activities	(42,680)	2,741
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(177)
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,942	(213,386)
Cash, cash equivalents, and restricted cash, beginning of period	58,875	278,904
Cash, cash equivalents, and restricted cash, end of period	$132,817	$65,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$550	$45

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	4	7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$138
Right-of-use assets obtained in exchange for lease liabilities	—	16
Conversion of promissory notes to equity security investment in related parties	2,345	—
Reclassification of certain derivative warrant liabilities to equity upon exercise	—	15,356
Recognition of indemnity holdback liabilities upon acquisition of businesses	—	1,563
Stock-based compensation capitalized to internal-use software	1,459	773
Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$129,142	$65,518
Restricted cash	3,675	—
Total cash, cash equivalents, and restricted cash	$132,817	$65,518
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
Liquidity
As of September 30, 2023, the balance of cash and cash equivalents, short term investments, and long term investments was $129.1 million, $74.8 million, and $26.9 million, respectively. The Company has historically incurred losses from operations and had an accumulated deficit of $377.0 million as of September 30, 2023. The Company has primarily funded its operations with proceeds from the issuance of redeemable convertible preferred stock, common stock and other equity transactions, proceeds from the Merger, and debt borrowings. As the Company invests in expansion activities, we may continue to experience operating losses. Management believes that the Company’s current cash and cash equivalents and investments will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions, include, but are not limited to, the capitalization and estimated useful life of the Company’s internal-use software development costs, estimates used in impairment tests, the assumptions used in the valuation of leases, legal contingencies, stock-based compensation expense, income taxes and non-income tax reserves, and certain deferred tax assets and tax liabilities. These estimates and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Segment Information
The Company has one operating segment and one reportable segment. As the Company’s chief operating decision maker, the chief executive officer reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. Substantially all long-lived assets are located in the United States. Substantially all revenue is based in the United States, and no individual foreign country represents 10% or more of the Company’s revenue.
Foreign Currencies
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net loss for the period of exchange and are recorded in other income (expense), net in the condensed consolidated statements of operations. The net effect of foreign currency was a $0.6 million and $0.2 million loss during the three and nine months ended September 30, 2023, respectively, and a $0.2 million and $1.0 million loss during the three and nine months ended September 30, 2022, respectively.
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
The Company’s ability to provide a reliable platform largely depends on the efficient and consistent operation of its technology information systems and those of its third-party service providers. Any significant interruptions could harm the Company’s business and reputation and result in a loss of business. To management’s knowledge, no interruptions, attacks or breaches have, individually, or in the aggregate, resulted in any material liability to the Company, any material damage to the Company’s reputation, or any material disruption to the Company’s business.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, investments and accounts receivable. The Company maintains cash balances that exceed, and may in the future exceed, the insured limits set by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company reduces credit risk by placing cash and investment balances with major financial institutions that

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
management assesses to be of high-credit quality and also limits purchases of debt securities to investment-grade securities. The Company regularly evaluates the credit rating for issuers of government and corporate debt securities that it holds and other non-financial third party institutions.
For the three and nine months ended September 30, 2023 and 2022, no individual pet care provider, pet parent, or affiliate represented 10% or more of the Company’s revenue. As of September 30, 2023 and December 31, 2022, accounts receivable was $76.5 million and $53.2 million, respectively, and was inclusive of $73.9 million and $51.1 million, respectively, which was due from payment processors who collected payment from pet parents on behalf of the Company. As of September 30, 2023 and December 31, 2022, the accounts receivable balance was also inclusive of $2.0 million and $1.4 million, respectively, which was due from arrangements with third parties, in which these third parties reimburse the Company for credits issued to pet parents. The Company’s receivables are short-term in nature and the Company’s historical experience of losses has not been material.
Revenue Recognition
Marketplace Platform Revenue
The Company operates an online marketplace that provides a platform for pet parents and pet care providers to communicate and arrange for pet care services. The Company derives substantially all, or approximately 90% or more, of its revenue from pet parents’ and pet care providers’ use of the Company’s platform and related services that enable pet care providers to offer, book, and fulfill pet care services.
The Company enters into its standard terms of service with pet care providers and pet parents who wish to use the Company’s platform. The terms of service define the rights and responsibilities of pet care providers and pet parents when using the Company’s platform as well as general payment terms. The Company charges a fixed percentage service fee for each arrangement of pet care services between the pet parent and the pet care provider on the Company’s platform (a booking) and do not vary based on the volume of transactions. A booking defines the explicit fee from which the Company earns its fixed percentage service fee. The creation of a booking combined with the terms of service establish enforceable rights and obligations for the transaction. A contract exists between the pet care provider and the Company upon the creation of a booking and after the pet care providers’ cancellation period has lapsed. Pet care providers are considered the Company’s customers to the extent that they pay a fixed percentage fee, generally up to a fixed dollar amount, to the Company for the booking. Similarly, pet parents are considered the Company’s customers and a contract exists between the pet parent and the Company upon the creation of a booking and after the pet care providers’ stated cancellation period has lapsed. Pet parents pay for services at the time of booking.
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
Marketing Promotions and Incentive Programs
The Company encourages the use of its platform and attracts new customers through its marketing promotions and incentive programs. The Company uses marketing promotions in tandem with sales and marketing spend to attract new pet parents to its platform. Promotions offered to pet parents in the form of credits, coupons or discounts are recorded as a reduction of revenue or included in marketing expense.
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
Pet Parent Deposits and Pet Care Provider Liabilities
The Company records payments received from pet parents, excluding the revenue portion due to the Company, in advance of the related services being provided as pet parent deposits. As the related performance obligations are satisfied, these amounts are settled through our payment processor and derecognized. In addition, we hold pet care provider liabilities relating to bookings completed prior to the implementation of our current payment processor and related systems where payment has not yet been requested by the pet care provider. The Company is subject to compliance with escheat laws applicable by jurisdiction where pet care providers do not claim the amounts owed to them for services rendered.
Rover Guarantee
In connection with services provided to facilitate the connections between pet care provider and pet parent, the Company provides a contractual guarantee to reimburse pet parents or pet care providers for certain expenses arising from injuries or other damages incurred during a service booked through the Company’s platform, subject to specified conditions (the “Rover Guarantee”). The Company’s obligation under the Rover Guarantee is accounted for in accordance with Accounting Standards Codification (“ASC”) 460, Guarantees. As a result, the Company estimates the fair value of the liability incurred in connection with providing the Rover Guarantee and records such amounts in accrued expenses and other current liabilities within the Company’s condensed consolidated balance sheets.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Marketing

Advertising expenses were $9.7 million and $27.4 million during the three and nine months ended September 30, 2023, respectively, and $6.3 million and $20.4 million during the three and nine months ended September 30, 2022, respectively.
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

Interim Impairment Assessment
During the quarter ended June 30, 2023, management identified various qualitative factors such as downward revisions to business forecasts and trends of adverse macroeconomic conditions on the GoodPup business performance that collectively indicated it is more-likely-than-not that the goodwill and intangible assets of the GoodPup reporting unit and asset group fair values were less than their carrying amounts as of June 30, 2023. It had previously been determined by the Company that GoodPup’s reporting unit and the asset group for assessing impairment of long-lived assets are the same. As a result, the Company performed an interim quantitative impairment assessment for goodwill in accordance with ASC 350, Intangibles—

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Goodwill and Other, and intangible assets in accordance with ASC 360, Property, Plant, and Equipment. The June 30, 2023 quantitative impairment tests indicated a decline in the fair value of the GoodPup reporting unit and asset group, resulting in a non-cash impairment charge of $6.9 million to write off goodwill and intangible assets in full. Impairment charges are included in impairment loss on intangible assets and goodwill in the condensed consolidated statements of operations.
The Company’s remaining goodwill and intangible asset balance as of September 30, 2023 relates to the Company’s prior acquisitions within the Rover reporting unit, for which the Company concluded it was not more-likely-than-not that fair values were less than carrying amounts at September 30, 2023.
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
Restricted Cash
The Company classifies any cash balances that are restricted as to withdrawal or usage as restricted cash on the condensed consolidated balance sheets. In connection with the Company’s noncancellable Seattle headquarters lease agreement, which expires in 2030, the Company is required to hold a $3.7 million collateral account to secure the associated $3.5 million letter of credit, which is reflected in the restricted cash balance as of September 30, 2023, and for the duration of the lease. Upon the expiration of the lease agreement, the restriction will be lifted and the amounts will return for the general usage of the Company. See Note 9—Commitments and Contingencies for more information regarding the Company’s letters of credit.
Net Income (Loss) Per Share Attributable to Common Stockholders
The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the periods presented, without consideration for potentially dilutive securities. Diluted net income (loss) per share is calculated by giving effect to all potential weighted average dilutive common stock. The dilutive effect of outstanding awards and convertible securities is reflected in diluted net income (loss) per share by application of the treasury stock method or if-converted method, as applicable.
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

The Company incurred no acquisition-related costs during the three and nine months ended September 30, 2023. The Company incurred no acquisition-related costs during the three months ended September 30, 2022 and $0.4 million in acquisition-related costs during the nine months ended September 30, 2022, which were included in general and administrative expenses in the consolidated statement of operations.

The results of operations for this acquisition have been included in the Company’s consolidated statements of operations since the date of acquisition. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they did not have a material impact on the consolidated results of operations.
During the second quarter of 2023, the Company recorded a non-cash impairment charge related to GoodPup of $6.9 million to write off goodwill and intangible assets in full. There were no other non-cash impairment charges for the three and nine months ended September 30, 2023 and 2022. See Note 2—Summary of Significant Accounting Policies—Interim Impairment Assessment and Note 8—Goodwill and Intangible Assets for more information.
4. Revenue Recognition
Contract Balances
Contract liability balances on the Company’s condensed consolidated balance sheets consist of deferred revenue for amounts collected upon the completion of a booking. Deferred revenue is limited to the amount which the Company expects to recognize as revenue and the amounts expected to be paid out to pet care providers are separately presented as pet parent deposits on the Company’s condensed consolidated balance sheets, as those amounts will not result in revenue recognized. The deferred revenue balance is reduced by the amount of credits, coupons, or discounts to the extent that they are expected to reduce the revenue recognized upon satisfaction of the performance obligation. Substantially all of the deferred revenue as of

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2023 relates to bookings that begin within the next twelve months, at which time revenue will be recognized, unless the booking is canceled during the pet care provider’s cancellation period.

The changes in the Company’s deferred revenue balances were as follows (in thousands):

Balance at June 30, 2023	$16,390
Bookings and other	62,858
Revenue recognized	(66,136)
Balance at September 30, 2023	$13,112

Balance at December 31, 2022	$5,544
Bookings and other	174,150
Revenue recognized	(166,582)
Balance at September 30, 2023	$13,112
Substantially all deferred revenue as of June 30, 2023 and December 31, 2022 was recognized as revenue during the three and nine months ended September 30, 2023, respectively.
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

	September 30, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$8,020	$—	$(5)	$8,015
Corporate securities	36,207	—	(37)	36,170
US Government securities	42,427	—	(121)	42,306
Asset-backed securities	4,746	—	(7)	4,739
Agency bonds	9,205	—	(16)	9,189
Certificate of deposit	1,321	—	—	1,321
Total marketable securities	101,926	—	(186)	101,740
Total investments	$101,926	$—	$(186)	$101,740

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
Unrealized losses of the Company’s available-for-sale securities that have been in a continuous unrealized loss position for twelve months or longer were immaterial as of September 30, 2023 and December 31, 2022.

The contractual maturity of the available-for-sale investments were as follows (in thousands):

	September 30, 2023
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$8,015	$—	$—	$8,015
Corporate securities	13,419	22,751	—	36,170
US Government securities	42,306	—	—	42,306
Asset-backed securities	572	4,167	—	4,739
Agency bonds	9,189	—	—	9,189
Certificate of deposit	1,321	—	—	1,321
Total marketable securities	74,822	26,918	—	101,740
Total investments	$74,822	$26,918	$—	$101,740

	December 31, 2022
	Within 1 year	1 to 5 years	More than 5 years	Total
Marketable securities:
Commercial paper	$54,800	$—	$—	$54,800
Corporate securities	32,767	5,273	—	38,040
US Government securities	101,289	6,470	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	2,491	2,486	—	4,977
Total marketable securities	191,347	22,463	—	213,810
Other investments:
Convertible notes	1,810	—	—	1,810
Total other investments	1,810	—	—	1,810
Total investments	$193,157	$22,463	$—	$215,620

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities for both the three and nine months ended September 30, 2023 and 2022. The unrealized losses on investments in fixed-maturity securities were caused primarily by interest rate changes. It is expected that the securities would not be settled at a price less than par value of the investments. Because the declines in fair value are attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability to hold its available-for-sale investments until a market price recovery or maturity, the Company has not recognized any credit loss reserves as of September 30, 2023 and December 31, 2022.
Equity investments without a readily determinable fair value consist of equity securities that are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified within the caption investment in equity securities in related parties in the condensed consolidated balance sheet with any adjustments recognized as a component of change in fair value of other investments in the condensed consolidated statements of operations. As of September 30, 2023, these investments had a carrying value of $3.8 million. The Company did not hold any equity investments without a readily determinable fair value as of December 31, 2022. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. This assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company would write it down to its estimated fair value. The Company did not recognize any impairments to equity investments during the three and nine months ended September 30, 2023.
Other Investments
Convertible Notes and Equity Investments (Related Party Transaction)
In July 2022, the Company entered into transaction agreements with Pioneer Square Labs (“PSL”) and entities affiliated with PSL, a start-up studio and venture capital fund of which one of the Company’s directors, Greg Gottesman, is a managing director and co-founder. The Company with PSL co-invested in an early-stage company that provides a service for pet parents that is complementary to the Company’s current offerings (the “Investee”). The Company contributed intellectual property in the form of a nonexclusive license agreement in exchange for 5,000,000 shares of common stock, which represents 15% of the Investee’s diluted outstanding equity as of September 30, 2023. The Company accounts for this investment under the equity method as it has significant influence over the Investee but does not hold a controlling financial interest.
In July 2022, in conjunction with the agreements, the Company made an initial investment of $1.0 million in the Investee in the form of a convertible note, which had a maturity date of July 2023. Subsequently, the Company invested an additional $0.3 million and $0.5 million in the form of convertible notes during September 2022 and November 2022, respectively. As of November 2022, all investments in the form of convertible notes were amended to mature in November 2023. The convertible notes accrued interest at a rate of 5% per year and were payable upon the maturity dates. The Company elected to measure these convertible notes at fair value with changes in fair value reported in earnings.
In June 2023, the Company converted the entire balance of its convertible note investments into 4,162,357 shares of Series Seed Preferred Stock of the Investee according to the terms of the notes’ conversion feature at a discounted conversion price of $0.4507 per share. The fair value of the convertible notes at the conversion date was determined to be equal to fair value of the shares of Series Seed Preferred Stock received upon conversion, which was $2.3 million. The adjusted carrying value of the investment was reclassified from notes receivable from related parties to investment in equity securities in related parties in the condensed consolidated balance sheets as a result of the conversion. The Company recognized total fair value adjustments of $0.0 million and $1.1 million within change in fair value of other investments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. No incremental fair value adjustment was recorded for the three and nine months ended September 30, 2022. There were no impairment charges for the three and nine months ended September 30, 2023 and 2022. See Note 6—Fair Value for more information on the fair value of the convertible notes.
In June 2023, simultaneous to the note conversion the Company also invested an additional $1.5 million in the Investee in exchange for 2,662,406 shares of Series Seed Preferred Stock at a price of $0.5634 per share. As of September 30, 2023 the carrying value of the Company’s aggregate Series Seed Preferred Stock investment was $3.8 million, as recorded in investment in equity securities in related parties within the condensed consolidated balance sheets. As the Company’s basis in the Investee’s common stock as accounted for under the equity method was valued at zero, the Company’s proportionate share of losses resulted in a reduction to the carrying value of the convertible note investments prior to the conversion event as well as a reduction to the carrying value of the Series Seed Preferred Stock investment subsequent to the conversion event. For the three

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
and nine months ended September 30, 2023, the Company recorded losses of $0.3 million and $1.0 million, respectively, within loss from equity method investments in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results. For both the three and nine months ended September 30, 2022, the Company recorded losses of $0.3 million within loss from equity method investments in the condensed consolidated statements of operations, representing its proportionate share of net income or loss based on the Investee’s financial results.
PSL and the Company have equivalent minority ownership positions in the Investee, and have customary rights afforded to investors in venture-backed companies. PSL has been, and will continue to be, reimbursed for certain corporate costs by the entity and will provide, and be compensated for, certain services to the entity. For the three and nine months ended September 30, 2023, the amount reimbursed to PSL by the Investee for in-house services provided and other expenses was immaterial. Mr. Gottesman is not on the board of the Investee and will not serve on its board unless approved by the Company’s board of directors. Mr. Gottesman holds a minority position in PSL.
6. Fair Value
The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$17,800	$—	$—	$17,800
US Government securities	—	6,969	—	6,969
Investments:
Commercial paper	—	8,015	—	8,015
Corporate securities	—	36,170	—	36,170
US Government securities	—	42,306	—	42,306
Asset-backed securities	—	4,739	—	4,739
Agency bonds	—	9,189	—	9,189
Certificate of deposit	—	1,321	—	1,321
Total assets measured at fair value	$17,800	$108,709	$—	$126,509

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$23,006	$—	$—	$23,006
Commercial paper	—	7,954	—	7,954
Investments:
Commercial paper	—	54,800	—	54,800
Corporate securities	—	38,040	—	38,040
US Government securities	—	107,759	—	107,759
Asset-backed securities	—	8,234	—	8,234
Agency bonds	—	4,977	—	4,977
Other investments:
Convertible notes	—	—	1,810	1,810
Total assets measured at fair value	$23,006	$221,764	$1,810	$246,580

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table provides a reconciliation of the beginning and ending balances for the Level 3 financial assets measured at fair value using significant unobservable inputs (in thousands):

Convertible Notes
Balance at December 31, 2022	$1,810
Additions during the period	—
Proportionate share of equity method losses	(266)
Incremental change in fair value	801
Conversion into investment in equity securities in related party	(2,345)
Balance at September 30, 2023	$—
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
Valuation of Convertible Note Investments
As described in Note 5—Investments—Other Investments—Convertible Notes and Equity Investments (Related Party Transaction), the Company previously held convertible note investments in the Investee that were measured at fair value. As of December 31, 2022, these convertible notes were held at a fair value of $1.8 million. In June 2023, the convertible note investments converted into shares of Series Seed Preferred Stock and the Company no longer held a convertible note investment as of September 30, 2023. The fair value of the notes was based predominantly on the credit quality of the underlying business and its ability to repay principal and interest, as well as the potential outcome of future equity financing transactions that may trigger the conversion feature provided by the notes. The fair value of the convertible notes at the conversion date was determined to be equal to fair value of the shares of Series Seed Preferred Stock received upon conversion, which was $2.3 million.
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
In January 2022, the Company issued 2,046,220 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), related to the December 2021 and January 2022 cashless exercise of 5,425,349 Public Warrants and 2,574,164 Private Warrants, representing approximately 98.6% of the Public Warrants and 100% of the Private Warrants, respectively. Holders of Warrants received 0.2558 shares of Class A Common Stock per Warrant in lieu of receiving a redemption price of $0.10 per Warrant (the “Redemption Price”). A total of 74,631 Public Warrants remained unexercised after the Redemption Date and broker protect period and the Company redeemed those unexercised Public Warrants. Pursuant to the

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
redemption, the Public Warrants ceased trading on The Nasdaq Global Market effective as of the close of trading on the Redemption Date, and were delisted after market close on the Redemption Date. As of September 30, 2023, no warrant liabilities were outstanding as the related carrying amount of the warrant liability was reclassified to stockholders’ equity during the first quarter 2022.
7. Balance Sheet Components
Property and Equipment, net
The following table presents the detail of property and equipment, net as follows (in thousands):

	September 30, 2023	December 31, 2022
Computers	$1,547	$1,452
Furniture and fixtures	3,799	3,777
Leasehold improvements	13,479	13,808
Internal-use software	24,485	21,652
Asset retirement obligation	225	225
Total property and equipment	43,535	40,914
Less: Accumulated depreciation and amortization	(24,274)	(21,396)
Total property and equipment, net	$19,261	$19,518

Depreciation and amortization of property and equipment was $1.0 million and $3.0 million during the three and nine months ended September 30, 2023, respectively, and $1.0 million and $2.9 million during the three and nine months ended September 30, 2022, respectively. Depreciation and amortization of property and equipment was recorded to depreciation and amortization in the condensed consolidated statements of operations. The Company capitalized $2.6 million and $7.7 million of software development costs for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $6.5 million for the three and nine months ended September 30, 2022. Internal-use software amortization was $1.9 million and $5.4 million during the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.2 million during the three and nine months ended September 30, 2022, respectively. Internal-use software amortization was recorded to cost of revenue (exclusive of depreciation and amortization shown separately) in the condensed consolidated statements of operations.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities as follows (in thousands):

	September 30, 2023	December 31, 2022
Income and other tax liabilities	$2,101	$1,670
Accrued legal expenses and open claims	917	686
Accrued legal settlements (1)	—	18,000
Accrued professional services	696	435
Holdback related to business combination	1,343	1,343
Accrued share repurchase	553	—
Coupon liabilities	317	205
Other current liabilities	564	355
Total accrued expenses and other current liabilities	$6,491	$22,694
__________________
(1)See Note 9—Commitments and Contingencies for more information.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021, and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC through December 31, 2021.
In the second quarter 2022, the Company filed an application with the U.S. Internal Revenue Service (“IRS”) for the ERC. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the COVID-19 pandemic or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The Company’s ERC application was equal to 70% of qualified wages paid to employees during the period from January 1, 2021 to June 30, 2021 for a maximum quarterly credit of $7,000 per employee. On July 3, 2023, the Company recorded other income of $1.9 million related to the realization of the credit in the second quarter 2023. Consulting fees associated with the ERC application were immaterial. The Company’s eligibility remains subject to audit by the IRS for a period of five years.
The Company accounted for the ERC by analogy to ASC 450-30, Gain Contingencies and ASC 855, Subsequent Events. As the notice of refund and receipt of cash from the IRS was received on July 3, 2023, the Company determined the notice of refund affected the realization of the anticipated ERC and therefore, the ERC was recognized as a receivable as of the balance sheet date.
The Company recorded the $1.9 million ERC in the second quarter of 2023 within prepaid expenses and other current assets in the condensed consolidated balance sheets and within other income (expense), net on the condensed consolidated statements of operations. The Company has not recorded additional calculated quarterly credits as income as of September 30, 2023 because it is not reasonably certain further amounts will be collected due to the delayed processing and enhanced scrutiny of applications submitted before September 14, 2023 as announced by the IRS in September 2023.
8. Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2022	$36,915
GoodPup Impairment	(3,756)
Balance at September 30, 2023	$33,159
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

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Intangible Assets
The gross book value, accumulated amortization, and impairment of intangible assets were as follows (in thousands):

	September 30, 2023
	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
Pet parent relationships	$6,600	$(4,089)	$—	$2,511
Shelter relationships	776	(155)	(621)	—
Technologies	1,696	(565)	(1,131)	—
Tradenames	1,302	(260)	(1,042)	—
Training curriculum	551	(184)	(367)	—
Total	$10,925	$(5,253)	$(3,161)	$2,511

	December 31, 2022
	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
Pet parent relationships	$6,600	$(3,478)	$—	$3,122
Shelter relationships	834	(135)	—	699
Technologies	1,696	(283)	—	1,413
Tradenames	1,302	(130)	—	1,172
Training curriculum	551	(92)	—	459
Total	$10,983	$(4,118)	$—	$6,865
The weighted average amortization period remaining as of September 30, 2023 for each class of intangible assets were as follows (in years):

Pet parent relationships	3.1
Amortization expense related to acquired intangible assets during the three and nine months ended September 30, 2023 was $0.2 million and $1.2 million, respectively, and $0.6 million and $1.5 million during the three and nine months ended September 30, 2022.

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

Based on amounts recorded at September 30, 2023, the Company estimates intangible asset amortization expense in each of the years ending December 31 as follows (in thousands):

Remainder of 2023	$204
2024	814
2025	814
2026	679
Thereafter	—
Total	$2,511

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In September 2018, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on November 1, 2018, which was subsequently amended to extend the term for an additional two years in February 2020. In May 2022, the Company amended the sublease to extend the term for an additional one year. In December 2022, the Company amended the sublease to extend the term for one additional year. As of September 30, 2023, under the terms of the amended sublease agreement, the Company will receive $0.7 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in October 2024.
In April 2021, the Company entered into a non-cancellable sublease agreement for a portion of one of its leased facilities that commenced on September 1, 2021. As of September 30, 2023, under the terms of the amended sublease agreement, the Company will receive $0.5 million in base lease payments plus reimbursement of certain operating expenses over the remaining term of the sublease, which ends in August 2024. In October 2023, the Company amended the sublease to extend the term for one additional year to August 2025.

Sublease income is recognized on a straight-line basis over the sublease term and is recorded as a reduction to operating lease cost within general and administrative costs in the condensed consolidated statements of operations.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$982	$1,054	$2,944	$3,178
Short-term lease cost	171	39	495	39
Sublease income	(296)	(297)	(888)	(903)
Total lease cost	$857	$796	$2,551	$2,314
Other information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$3,643	$3,471
Lease term and discount rate were as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted-average discount rate	7.30%	7.27%
Weighted-average remaining lease term (years)	6.11	6.82

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Maturities of lease liabilities were as follows as of September 30, 2023 (in thousands):

Year Ending December 31	Amounts
Remainder of 2023	$759
2024	4,569
2025	4,693
2026	4,430
2027	4,353
Thereafter	9,430
Total lease payments	28,234
Less: imputed interest	(5,678)
Present value of lease liabilities	22,556
Less: current portion of lease liabilities	(2,613)
Total lease liabilities, noncurrent	$19,943
Letters of Credit
The Company maintains a $3.5 million secured letter of credit from a third-party financial institution related to the security deposit on its Seattle headquarters office space. The letter of credit is secured by a $3.7 million cash collateral account that is included as restricted cash on the condensed consolidated balance sheets. Additionally, the Company maintains a $0.1 million unsecured letter of credit from a third-party financial institution related to the security deposit on its Spokane office space.

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

The Company regularly evaluates the status of legal proceedings and regulatory matters in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company accrues a liability when management believes information available prior to the issuance of the condensed consolidated financial statements indicates it is probable a loss has been incurred as of the date of the condensed consolidated financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Legal costs are expensed as incurred. Although the results of litigation, claims and regulatory matters are inherently unpredictable, management concluded, based on currently available information, that other than with

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
respect to the case discussed below there was not a reasonable possibility that the Company had incurred a material and estimable loss during the periods presented related to such loss contingencies.
On August 22, 2018, a pet care provider filed a representative action under California’s Private Attorney General Act (“PAGA”) in California Superior Court, captioned Erika Miller v. A Place for Rover, Inc., alleging that the Company misclassified pet care providers in California as independent contractors in violation of the California Labor Code, alleging various wage and hour claims under the California Labor Code, and seeking injunctive relief, civil penalties, attorney’s fees, and other forms of relief. After the Company successfully removed the case to the U.S. District Court for the Northern District of California (the “District Court”), another pet care provider was substituted as plaintiff in the case, subsequently captioned Melanie Sportsman v. A Place for Rover, Inc. On May 6, 2021, the District Court granted the Company’s motion for summary judgment and entered judgment in the Company’s favor, closing the case, but the plaintiff filed a notice of appeal of the District Court’s dismissal with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). Following oral argument before the Ninth Circuit on August 29, 2022, the Company and the plaintiff engaged in settlement discussions and mediations resulting in a binding settlement term sheet between the Company and the named plaintiff on October 20, 2022. The Company recorded the $18.0 million total settlement payment provided for in the binding settlement term sheet under general and administrative expense in the condensed consolidated statements of operations for the three months ended September 30, 2022 and within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2022. At the parties’ request, the Ninth Circuit dismissed the appeal without prejudice and remanded to the District Court for settlement approval, subject to reinstatement with the Ninth Circuit in the event the District Court declined to approve the settlement. On January 12, 2023, the Company and the named plaintiff entered into a comprehensive settlement agreement and release of claims pursuant to which the Company agreed to make the total settlement payment of $18.0 million, which included all related settlement costs, in full and final settlement of all claims that the named plaintiff and members of a proposed settlement class and a PAGA group brought or could have brought in the litigation, including claims under PAGA, the California Labor Code, and similar statutes through the District Court’s final order approving the settlement agreement. The settlement class consisted of all pet care providers who performed at least one service in California booked through the Rover platform during the period from November 1, 2018 through February 7, 2023, the date on which the motion for preliminary approval of the settlement was filed with the District Court. In addition, pet care providers who performed at least one service in California booked through the Rover platform between June 11, 2017 and February 7, 2023 received more limited relief related to PAGA included as part of the overall settlement. The Company also agreed to modify the Rover platform to make certain changes applicable to pet care providers in California to bolster the classification of pet care providers who use the Rover platform as independent contractors under California law. On July 24, 2023, the District Court issued its order granting final approval of the settlement agreement. The settlement subsequently became final as there were no appeals or requests for review filed within 31 days after the District Court’s order granting final approval. On September 1, 2023, the Company paid the remaining $17.9 million total settlement payment from cash and cash equivalents. In settling the case, the Company did not admit to any wrongdoing or liability.
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
Additionally, from time to time, the Company has been or may become subject to audit by taxing authorities or subject to other forms of inspection or audit, including audits related to employment classification. Due to the uncertainties inherent in the final outcome of such matters, the Company can give no assurance that it will prevail in such matters which could have an adverse effect on the Company’s condensed consolidated financial statements.

As of September 30, 2023, the Company was not aware of any currently pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its condensed consolidated financial statements.

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
Share Repurchase Program
In February 2023, the Company announced that its board of directors approved a 12-month share repurchase program with authorization to purchase up to $50.0 million (exclusive of brokers’ commissions and expenses) of the Class A Common Stock (the “Share Repurchase Program”). See Note 14—Subsequent Events for a discussion of the November 2023 extension of the Share Repurchase Program. Under the Share Repurchase Program, repurchases may be made on a discretionary basis from time to time, subject to general business and market conditions, through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions in accordance with applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All shares repurchased under the Share Repurchase Program are retired and returned to authorized and unissued status. The repurchases are funded from existing cash and cash equivalents and investments. The Share Repurchase Program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The Share Repurchase Program may be modified, suspended, or terminated at any time at the discretion of the Company’s board of directors.
When shares are repurchased for retirement, the cost of the repurchased shares is deducted from stockholders’ equity, with their par value being deducted from common stock and the excess of the repurchase cost over the par value being deducted from accumulated deficit. The Company excludes shares repurchased but not yet settled from the calculation of basic and diluted earnings per share.
The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
The following table presents the open-market share purchase activity for the three and nine months ended September 30, 2023 and 2022, exclusive of brokers’ commissions and excise tax (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total number of shares purchased	3,470,715	—	7,749,117	—
Average price paid per share	$5.88	$—	$5.16	$—
Total cost	$20,400	$—	$39,981	$—
11. Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 17.2 million shares of Class A Common Stock were initially reserved for issuance, plus up to 20.4 million shares subject to stock options that were assumed in the Merger and expire or otherwise terminate without having been exercised in full, are tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or are forfeited to or repurchased by the Company due to failure to vest. The 2021 Plan permits the grant of incentive and non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to employees, directors, and consultants of the Company. As of September 30, 2023, the Company had 8.7 million shares of Class A Common Stock reserved for future issuance under the 2021 Plan, which includes

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
shares subject to stock options that were assumed in the Merger that expired or otherwise terminated without having been exercised in full or were forfeited due to failure to vest.
Equity Awards Available for Grant

A summary of equity awards available for grant is as follows (in thousands):

Equity Available for Grant
Balances as of December 31, 2022	7,881
Equity awards authorized	9,226
Equity awards granted	(10,239)
Equity awards canceled and forfeited	871
Equity awards withheld under net share settlement	1,010
Balances as of September 30, 2023	8,749
Stock Options
A summary of stock option activity is as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	14,363	$1.71	4.9	$28,251
Options exercised	(1,960)	1.49
Options canceled and forfeited	(287)	2.31
Balances as of September 30, 2023	12,116	$1.73	4.3	$54,894
Options vested and exercisable as of September 30, 2023	11,742	$1.72	4.2	$53,349
There were no options granted during the nine months ended September 30, 2023 and 2022.
The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2023 was $1.8 million and $6.4 million, respectively, and was $0.3 million and $12.5 million for the three and nine months ended September 30, 2022, respectively.
The fair value of options vested during the three and nine months ended September 30, 2023 was $0.2 million and $1.0 million, respectively, and was $0.6 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Stock Units
Restricted stock units (“RSUs”) are measured at the fair market value of the underlying stock at the grant date and the expense is recognized over the requisite service period. The service-based vesting condition for these awards is generally satisfied over four years. A summary of RSU activity is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested as of December 31, 2022	7,622	$6.22	$27,975
Granted	10,239	4.09
Vested (1)	(2,942)	5.63
Forfeited	(584)	5.49
Unvested as of September 30, 2023	14,335	$4.85	$89,742
__________________
(1)Includes 1,009,820 shares vested but not issued due to net share settlement for payment of employee taxes. These shares that were withheld under net share settlement remain in the authorized but unissued pool under the 2021 Plan and can be reissued by the Company. Payment of employee taxes due to net share settlement are reflected as a financing activity within the condensed consolidated statements of cash flows.
The total fair value of RSUs vested during the three and nine months ended September 30, 2023 was $6.1 million and $16.6 million, respectively, and was $5.7 million and $11.7 million for the three and nine months ended September 30, 2022, respectively.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s condensed consolidated statements of operations for the presented periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operations and support	$586	$473	$1,557	$1,214
Marketing	307	302	834	858
Product development	1,588	1,293	4,291	4,157
General and administrative	3,512	2,813	9,754	7,796
Total stock-based compensation expense	$5,993	$4,881	$16,436	$14,025
No material income tax benefit related to stock-based compensation was recorded during the three and nine months ended September 30, 2023 and 2022 as the Company maintained a full valuation allowance against its net deferred tax assets within the United States.
As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $0.3 million, which was expected to be recognized over a weighted average remaining service period of 0.5 years. As of September 30, 2023, total unrecognized compensation cost related to unvested RSUs was $66.3 million, which was expected to be recognized over a weighted average remaining service period of 2.9 years.
12. Income Taxes

The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items in the related period. The effective tax rates for the three and nine months ended September 30, 2023 were 1.2% and 2.9%, respectively, and (0.3)% and 0.6% for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to the full valuation allowance on the U.S. deferred tax assets. The increase in the effective tax rate for the three months ended September 30, 2023 is primarily a function of the $10.9 million pre-tax earnings in the third quarter 2023, compared to the $15.1 million pre-tax loss for the same period of 2022.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The increase in the effective tax rate for the nine months ended September 30, 2023 is primarily a function of $6.8 million pre-tax earnings through the third quarter of 2023 compared to the $27.1 million pre-tax loss for the same period of 2022 coupled with the impact of the U.S. deferred tax benefit related to the GoodPup acquisition recorded in the second quarter of 2022.
During the three and nine months ended September 30, 2023, the amount of gross unrecognized tax benefits increased by $38,500 and $115,500, respectively, of which all, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance.
13. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$10,500	$(15,472)	$5,591	$(27,250)
Denominator:
Weighted-average shares attributable to common stockholders—basic	181,423	182,493	183,126	181,309
Dilutive effect of assumed conversion of stock options and RSUs	11,554	—	10,578	—
Weighted-average shares attributable to common stockholders—diluted	192,977	182,493	193,704	181,309

Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(0.08)	$0.03	$(0.15)
Diluted	$0.05	$(0.08)	$0.03	$(0.15)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2023	2022
Outstanding stock options and RSUs	—	23,133
Sponsor earnout shares	—	492
Total	—	23,625
The Sponsor earnout shares noted above represent 492,326 unvested shares beneficially owned by the Sponsor and certain of its affiliates that will not vest until the Class A Common Stock achieves a volume weighted average price greater than or equal to $16.00 over any 20 trading days within any 30 trading day period (“Triggering Event III”) during the earnout period that expires in July 2028 (the “Earnout Period”). The Sponsor earnout shares are excluded from basic and diluted net income (loss) per share as Triggering Event III was not achieved as of September 30, 2023.
In addition, 2,192,687 remaining unvested earnout shares are excluded from basic and diluted net income (loss) per share as such shares are contingently issuable until the Class A Common Stock achieves Triggering Event III during the Earnout Period. This share price was not achieved as of September 30, 2023.

ROVER GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Subsequent Events

Share Repurchase Program
Subsequent to the end of the third quarter of 2023 and through the date of issuance of these financial statements, the Company repurchased an additional 1,396,328 shares for a total cost of $9.1 million, excluding brokers’ commissions and excise tax, representing an average purchase price of $6.49 per share.

On November 6, 2023, the Company announced that its board of directors had approved an extension of the Share Repurchase Program to run through February 28, 2025 and an increase to the total authorized amount under the program of up to $100.0 million resulting in a total authorized amount of up to $150.0 million of its Class A Common Stock, including the $49.0 million repurchased through November 1, 2023. Repurchases of the Class A Common Stock may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions in accordance with applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Exchange Act. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares of its Class A Common Stock. The timing, volume, purchase price and nature of repurchases will be determined by the Company’s management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors. Repurchases under the program have been authorized through February 28, 2025, but the program may be modified, suspended, or terminated at any time at the discretion of the Company’s board of directors.

The Company expects to fund the repurchases with cash and cash equivalents and investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and related notes appearing elsewhere in this report and our audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years ended December 31, 2022, 2021 and 2020 and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.

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

Rover is the world's largest online marketplace for pet care. According to publicly available app reviews and average ratings as of October 2023, we are the world's leading pet services app. We connect pet parents with caring pet care providers who offer overnight services, including boarding and in-home pet sitting, and daytime services, including doggy day care, dog walking, drop-in visits, and dog training. We currently operate in the United States, Canada, the United Kingdom, Spain, France, Sweden, Italy, Germany, Norway, and the Netherlands. Through September 30, 2023, over 4.8 million unique pet parents and over 1 million pet care providers across North America, the United Kingdom, and Western Europe have booked or provided a service on Rover, enabling millions of moments of joy and play for people and pets.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Y/Y growth	2023	2022	Y/Y growth
	(in thousands, except for percentages)
New bookings	290	267	8%	776	706	10%
Repeat bookings	1,517	1,234	23%	4,244	3,406	25%
Total bookings	1,807	1,501	20%	5,020	4,112	22%
Repeat bookings as a % of total bookings	84%	82%		85%	83%
The increase in new bookings for the three and nine months ended September 30, 2023 as compared to the prior year period was driven by continued recovery in travel behavior in our markets, including increased demand in our international markets, product enhancements that have improved engagement on the platform, as well as expanded marketing and partnership efforts. This was especially the case in the United Kingdom and France, as pandemic-related travel restrictions and risk aversion eased relative to the three and nine months ended September 30, 2022, a period which was negatively impacted by the BA.5 variant wave. Although we outpaced this trend for the three and nine months ended September 30, 2023, starting in the second quarter of 2022 and continuing through September 2023, we are seeing the Google query volume for some key search terms, which is correlated to demand from new pet parents, decrease significantly year-over-year as compared to the outsized gains of 2021. For the three months ended September 30, 2023, Google query volume for these key search terms was down approximately 15% from the prior year.
The improvement in repeat bookings for the three and nine months ended September 30, 2023 as compared to the prior year period was driven by the increased pet parent base, as new pet parents have continued to join the platform, as well as product enhancements. As these users returned to the platform for repeat bookings, we saw an overall increase in repeat bookings compared to the prior year period.
Gross Booking Value
Gross booking value, or GBV, represents the dollar value of bookings on the Rover services marketplace during a period, prior to cancellations, and is inclusive of pet care provider earnings, service fees, add-ons, taxes, and alterations, and is exclusive of tips and Rover’s other ancillary revenue streams. We believe that GBV is a useful indicator of the level of spending on and growth of our platform. Growth in GBV represents increasing activity on our platform from repeat and new pet parents, as well as increased provider-set prices, and may differ slightly from bookings growth depending on the mix of daytime and overnight services for each period. While the number of bookings historically peaks during the third quarter, GBV historically tends to peak in the fourth quarter due to the higher average booking value, or ABV, associated with longer duration bookings.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Y/Y growth	2023	2022	Y/Y growth
	(in millions, except for percentages)
Gross Booking Value	$266	$214	25%	$742	$580	28%
The improvement in GBV for the three and nine months ended September 30, 2023 as compared to the prior year periods was driven by the respective 20% and 22% increase in total bookings, as well as higher ABVs as discussed below under “—Factors Affecting our Performance—Service Booking Mix.” Our international markets displayed strong growth, with total bookings up 45% and 50% in the three and nine months ended September 30, 2023, respectively, as compared to the prior year periods. In the three and nine months ended September 30, 2023, international markets were 10% of GBV compared to 8% in the prior year periods.

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
Growth of our Base of Pet Parents
Our objective is to attract new pet parents to our platform and to successfully convert them into repeat bookers, as new pet parent acquisition is an important driver of future revenue. During 2023 we have made and continue to make product enhancements to our platform to better assist pet parents in finding the best match for their needs. We believe these enhancements have improved new booking and repeat booking rates. These conversion rate improvements have benefited all channels from which we drive potential pet parents, including word-of-mouth, as well as from a variety of paid marketing channels such as paid search, social media, video, streaming and linear television, and other online and offline channels, including distribution partnerships. For example, starting in October 2022 we entered the employer-sponsored back-up care space through distribution partnerships with third parties. These partnerships provide employees who have employer-sponsored child care benefits the opportunity to use those benefits to book pet care services on Rover. We believe these partnerships have provided a positive incentive for both new and repeat bookings, and is an example of the type of distribution partnerships we have entered and may continue to pursue in the future.
Repeat Booking Activity
Our aim when we attract a new pet parent is to continue to generate bookings from that pet parent. As new pet parents return to the platform, we see an overall increase in repeat bookings. We define a repeat pet parent as any pet parent that has an incremental booking beyond their first. In the three months ended September 30, 2023, repeat bookings increased 23% from the prior year period to 1.5 million. In the nine months ended September 30, 2023, repeat bookings increased 25% from the prior year period to 4.2 million. In the three months ended September 30, 2023, repeat bookings as a percentage of total bookings was 84%, compared to 82% in the prior year period. In the nine months ended September 30, 2023, repeat bookings as a percentage of total bookings was 85%, compared to 83% in the prior year period. We believe this ratio highlights the potential of our existing pet parent base to return as the marketplace continues to scale. Overall, we believe this ratio will continue climbing towards the high 80% range.
We may see a change in the percentage of bookings from repeat pet parents over time. A change in our ability to attract new pet parents to our platform or changes in pet parent behavior could have a significant negative impact on our repeat bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results.
Investing in Growth
We have invested, and plan to continue investing, in new markets, new service offerings and product improvements. We believe that we can further expand services to new local markets within our existing geographies by carefully targeting locations with high expected demand. If we expand to new markets, we may invest more heavily in product development and marketing, with expectations of a slightly extended return on investment target period in order to accelerate growth in each new market. Our growth strategy includes evaluating acquisitions and investments that can accelerate our growth and operating leverage. The timing of acquisitions and related integration and investments will impact our financial results. In addition, we believe that expanding product and service offerings may help us to better provide value to pet parents, improve the ability to attract additional pet parents through additional marketing and advertising spend that increases brand awareness, and increase the engagement of existing pet parents.
Further, our product investments and improvements, such as simplifying the booking process and increasing the effectiveness of pet parent and pet care provider matches, and trust and safety investments have and are expected to continue to drive new and repeat bookings by improving conversion rates for new pet parents and improving platform attachment for repeat pet parents and pet care providers. For example, we’ve made enhancements to how pet care providers view bookings on their Rover calendar, launched the Sitter Insights Dashboard that provides information to pet care providers to help them assess how their business is doing, launched a beta version of our Star Sitter program in select markets that helps better identify pet care providers providing exemplary experiences, implemented recurring booking functionality in Europe to allow pet parents to easily schedule ongoing care for their pets, and implemented global app-based support messaging for both pet parents and pet care providers.

Availability of Pet Care Providers
Our platform enables pet care providers to list on our marketplace with low startup costs, define the terms and delivery of their services, independently set the prices charged for their services, establish a bookings calendar, schedule and cancel their bookings, communicate and share photos with pet parents, and receive payment from pet parents.
Some pet care providers have sourced bookings through our platform and then completed the transaction off of our platform and may continue to do so or may increase the share of bookings that they take off our platform. We endeavor to reduce this activity through continual improvements to our platform and other offerings, such as the Rover Guarantee, that incentivize pet care providers and pet parents to transact through Rover. In addition, our matching algorithm is designed to identify signals of high quality care that are observable from platform transactions, such as repeat booking activity, and to increase the chance that pet care providers exhibiting such signals are featured to pet parents. We also have notifications in the platform that encourage pet care providers to book through the platform, and we identify and deactivate serial diverters from the platform. Despite these attributes, we cannot prevent off-platform transactions entirely.
As of September 30, 2023, we had over 426,000 addressable pet care providers available to book on our platform, up 34% from September 30, 2022. An addressable pet care provider is defined as a provider who, in the past six months, has joined the platform for the first time or has serviced at least one booking, and remains available for future bookings. Our ability to attract pet care providers to our platform, enable them to generate income and dissuade them from diverting bookings off our platform is an important factor in our ability to serve pet parents and, in turn, drive the bookings, GBV, revenue, net income (loss), Adjusted EBITDA, and operating results of our business.
Service Booking Mix
Pet care providers set the price for their services offered on our platform. Overnight services are generally set at a higher price point, although with lower frequency, than daytime services. Typically, the first booking on our platform has the highest ABV, as pet parents tend to start with us with a specific need in mind, such as a seven-day trip, that is beyond what they can ask of friends, family, or neighbors. Subsequent bookings tend to be for less total nights or walks as pet parents use our platform for shorter more frequent trips or start using daytime services.
As we see changes in the mix of overnight and daytime services, the number of nights or daytime services in an average booking, and the country of the services, the ABV will fluctuate. ABV is defined as GBV divided by total bookings for the relevant period. We have observed ABV increases since the second quarter of 2021 at the service level, likely resulting from pet care providers raising their prices in response to the rising rate of inflation in the markets we serve. We have seen the rate of ABV increases moderate starting in the second quarter of 2022. For the three months ended September 30, 2023, ABV was $147, up 4% from $142 in the prior year period, mostly driven by increased pricing set by pet care providers. For the nine months ended September 30, 2023, ABV was $148, up 5% from $141 in the prior year period, also mostly driven by increased pricing set by pet care providers. We have historically realized lower ABV from international bookings compared to those from the United States. As such, a continued increase in international bookings as a percentage of total bookings could further moderate or reduce our overall ABV growth.
During the second quarter of 2023, we began to shift all legacy pet parents in the United States to the 11% fee structure we implemented for new pet parents in 2021, the majority of whom were at the legacy 7% fee rates. This change was fully implemented in the three months ended September 30, 2023. We also recently implemented this change in Canada. While we believe this change has positively impacted ABV and the revenue generated from the Rover platform since its implementation, the changes could have a negative impact on pet parent demand and bookings. Overall, we expect ABV to grow modestly on a seasonal basis, although the trends and uncertainties addressed below and in “—Key Trends and Uncertainties” could adversely impact ABV growth trends.
We recognize GBV at the time the booking is made and recognize revenue at the time that the pet care service begins. We transfer fees earned by pet care providers upon completion of the service. In the case of overnight services, the average period between the booking and the commencement of service is impacted by seasonality, as pet parents tend to book farther in advance of expected travel dates in the summer and for the holidays.
In the three and nine months ended September 30, 2023, overnight services made up 43% of total bookings, and the remaining 57% resulted from daytime services, compared to 45% of total bookings from overnight services and 55% from daytime services in the prior year periods. Drop-in visits, which we categorize as daytime services, are sometimes substitutes for overnight care, especially with respect to cat care. In the three months ended September 30, 2023, drop-in services made up

25% of total bookings, compared to 24% in the prior year period. In the nine months ended September 30, 2023, drop-in services made up 24% of total bookings, compared to 23% in the prior year period.
In the three months ended September 30, 2023, 68% of GBV was with overnight services, and the remaining 32% was with daytime services, compared to 69% of GBV with overnight services and 31% with daytime services in the prior year period. In the nine months ended September 30, 2023, 69% of GBV was with overnight services, and the remaining 31% was with daytime services, compared to 70% of GBV with overnight services and 30% with daytime services in the prior year period.
While increased pricing by pet care providers has helped drive increases in ABV, GBV and revenue, pet care providers could increase their prices on our platform to a point that causes pet parent demand and bookings to decline if such prices are deemed too high, which could adversely affect our business, operating results and financial condition.
Cancellation Rates
Bookings and GBV are recorded prior to any cancellation by a pet parent or pet care provider. Because revenue is recognized when a service starts, a change in cancellation rate does not impact recognized revenue but does impact revenue growth rates. However, marketing investments and some support costs are incurred ahead of GBV, and thus changes in marketing and support as a percentage of revenue are correlated to changes in cancellation rates.
We define cancellation rate as canceled bookings value divided by GBV for the relevant period. In 2019, prior to the onset of COVID-19, our cancellation rate was 9.3% of GBV, which increased to 20.5% of GBV in 2020, 14.1% of GBV in 2021 and 14.0% of GBV in 2022. In the three months ended September 30, 2023, our cancellation rate was 13.3% of GBV given the reduced levels of COVID-19, compared to 14.2% of GBV in the same prior year period when rates were elevated due to the BA.5 variant wave. In the nine months ended September 30, 2023, our cancellation rate was 12.6% of GBV, compared to 13.8% of GBV in the same prior year period. Given macroeconomic and health trend uncertainties, we currently expect cancellation rates in the fourth quarter of 2023 to be slightly elevated compared to the first nine months of the year, although lower than the 14.6% observed in the fourth quarter of 2022.
Key Trends and Uncertainties
As discussed in “Risk Factors—Risks Related to our Business and Industry—Any decline or disruption in the travel and pet care services industries or an economic downturn could materially adversely affect our business, results of operations, and financial condition,” we face macroeconomic and geopolitical trends that could lead to reduced travel and pet care services industry spending. To date, we believe these conditions have had a modest impact on our business, results of operations, cash flows, and financial condition. We have seen the growth rate of pet care provider price increases slow significantly through 2022 and the first nine months of 2023 and, as noted in “—Key Business Metrics—Bookings,” have observed significant year-over-year decreases in the Google query volume for key search terms that we track as correlated to demand from new pet parents. The full impact of these macroeconomic and geopolitical events and trends on our business, results of operations, cash flows, and financial condition remains uncertain, and will depend on future developments that we may not be able to accurately predict.
We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors. However, pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” A reclassification of pet care providers as employees and claims or settlements of proceedings alleging misclassification could adversely affect our business, financial condition and operating results. See “Risk Factors—Risks Related to Regulation and Taxation—If pet care providers are reclassified as employees under applicable law or new laws are passed causing the reclassification of pet care providers as employees or otherwise adopting employment-like restrictions with regard to pet care providers who use our platform, our business would be materially adversely affected” and Part I, Item 1, Note 9—Commitments and Contingencies—Litigation and Other Contingencies for a discussion of our settlement of a classification lawsuit in California, including the settlement payment made in September 2023.
See also “—Key Business Metrics” and “—Factors Affecting our Performance” above, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our foreign currency, investment and interest rate, and inflation risks, and “Risk Factors—Risks Related to our Business and Industry—The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition” for a discussion of potential material lease impairment charges and increased costs that may be incurred as a result of changes to in-office and remote work requirements resulting from the COVID-19 pandemic.

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
Operations and Support
Operations and support expenses include payroll, employee benefits, stock-based compensation and other personnel-related costs associated with our operations and support team, as well as third-party costs related to outsourced operations and support providers. This team assists with onboarding new pet care providers, quality reviews of pet care provider profiles, fraud monitoring and prevention across our marketplace, and community support provided via phone, email, and messaging to our pet parents and pet care providers. This support includes assisting and responding to pet parents’ and pet care providers’ inquiries regarding the general use of our platform or how to make or modify a booking through our platform. We allocate a portion of overhead costs, which includes lease expense, utilities and information technology expense to operations and support expense based on headcount.

We expect that operations and support expenses will increase on an absolute dollar basis for the foreseeable future to the extent that we continue to see growth on our platform. Although we will continue to make strategic investments in these areas to ensure we are providing the best service possible for our users, we expect these expenses to decrease as a percentage of revenue over the longer term due to better leverage in our operations and increased scale of our marketplace. For example, we completed the process of transitioning from two third-party service providers to a sole third-party service provider for customer support during the three months ended June 30, 2023, which resulted in cost savings that may be partially offset by higher wages for customer support.
Marketing
Marketing expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs associated with our marketing team. These expenses also include advertising expense which consists of digital marketing, brand marketing, public relations, linear and streaming video, marketing partnerships and other promotions. Digital marketing primarily consists of targeted promotional campaigns through electronic channels, such as social media, search engine marketing, affiliate programs, display and video advertising, which are focused on pet parent acquisition.

While we intend to continue to increase our investment in marketing during the remainder of 2023, we expect marketing expense as a percentage of revenue to slightly decrease, relative to recent periods.
Product Development
Product development expenses include payroll, employee benefits, stock-based compensation expense and other personnel-related costs for employees in marketplace, data science, engineering, business analytics, and product management as well as the maintenance and support costs for technology infrastructure, primarily related to non-revenue generating systems.

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

In 2022, we increased headcount, professional services, insurance and software to support the growth of our business and our requirements as a newly public company. In 2023, we have incurred and expect to continue to incur additional general and administrative expenses to support operating as a public company and the overall expected growth in our business. While these expenses may vary from period-to-period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.
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

Interest Expense
Interest expense consists primarily of interest on our secured letter of credit.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments, and an employee retention credit. See Note 7—Balance Sheet Components to our condensed consolidated financial statements included in Part I, Item 1 of this report for additional information on the employee retention credit.
(Provision for) Benefit From Income Taxes
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

We have recorded a valuation allowance against our U.S. deferred tax assets, including Federal and state net operating loss and credit carryforwards, and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. See “Risk Factors—Risks Related to Regulation and Taxation—We record, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations.
Loss from Equity Method Investments, Net of Tax
Loss from equity method investments, net of tax consists of our share of income or loss from our investment in an early-stage service for pet parents that is complementary to our current offerings.
Results of Operations
Given macroeconomic and other factors discussed above under “—Key Trends and Uncertainties,” financial performance for prior and current periods may not be indicative of future performance.

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$66,203	$50,864	$165,852	$122,059
Costs and expenses(1):
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,634	11,607	37,022	29,976
Operations and support	8,156	7,425	22,985	19,265
Marketing	12,684	8,686	35,401	27,044
Product development	8,566	7,100	24,164	20,380
General and administrative	13,599	30,599	39,640	53,616
Depreciation and amortization	1,189	1,561	4,143	4,432
Impairment loss on intangible assets and goodwill	—	—	6,916	—
Total costs and expenses	57,828	66,978	170,271	154,713
Income (loss) from operations	8,375	(16,114)	(4,419)	(32,654)
Other income (expense), net:
Interest income	3,152	1,287	8,566	2,084
Interest expense	(15)	(19)	(51)	(61)
Change in fair value of other investments	—	—	1,115	—
Change in fair value of derivative warrant liabilities	—	—	—	4,579
Other (expense) income, net	(568)	(257)	1,560	(1,045)
Total other income (expense), net	2,569	1,011	11,190	5,557
Income (loss) before income taxes and equity method investments	10,944	(15,103)	6,771	(27,097)
(Provision for) benefit from income taxes	(128)	(44)	(199)	172
Loss from equity method investments, net of tax	(316)	(325)	(981)	(325)
Net income (loss)	$10,500	$(15,472)	$5,591	$(27,250)
__________________
(1)    Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operations and support	$586	$473	$1,557	$1,214
Marketing	307	302	834	858
Product development	1,588	1,293	4,291	4,157
General and administrative	3,512	2,813	9,754	7,796
Total stock-based compensation expense	$5,993	$4,881	$16,436	$14,025

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	20	23	22	24
Operations and support	12	15	14	16
Marketing	19	17	22	22
Product development	13	14	15	17
General and administrative	21	60	24	44
Depreciation and amortization	2	3	2	4
Impairment loss on intangible assets and goodwill	—	—	4	—
Total costs and expenses	87	132	103	127
Income (loss) from operations	13	(32)	(3)	(27)
Other income (expense), net:
Interest income	5	3	5	2
Interest expense	—	—	—	—
Change in fair value of other investments	—	—	1	—
Change in fair value of derivative warrant liabilities	—	—	—	4
Other (expense) income, net	(1)	(1)	1	(1)
Total other income (expense), net	4	2	7	5
Income (loss) before income taxes and equity method investments	17	(30)	4	(22)
(Provision for) benefit from income taxes	—	—	—	—
Loss from equity method investments, net of tax	(1)	—	(1)	—
Net income (loss)	16%	(30)%	3%	(22)%
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenue	$66,203	$50,864	$15,339	30%	$165,852	$122,059	$43,793	36%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The increase in revenue was primarily due to a 20% increase in the number of bookings on our platform as a result of new pet parent growth and increased repeat bookings. The remainder of the increase was due to the continuation of a shift of all U.S. pet parents to an 11% fee structure, a 4% increase in ABV due to increased prices set by pet care providers, and a decrease in cancellation rates from 14.2% in the three months ended September 30, 2022 as compared to 13.3% in the three months ended September 30, 2023, and an increase in provider onboarding revenue driven by an increase in pet care providers joining the platform.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in revenue was primarily due to a 22% increase in the number of bookings on our platform as a result of new pet parent growth and increased repeat bookings. The remainder of the increase was due to a 5% increase in ABV due to increased prices set by pet care providers, the shift of all U.S. pet parents to an 11% fee structure, an increase in provider onboarding revenue driven by an increase in pet care providers joining the platform, and a decrease in cancellation rates from 13.8% in the nine months ended September 30, 2022 as compared to 12.6% in the nine months ended September 30, 2023.
Cost of Revenue (Exclusive of Depreciation and Amortization Shown Separately)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$13,634	$11,607	$2,027	17%	$37,022	$29,976	$7,046	24%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was primarily the result of a 30% increase in revenue and a $1.0 million increase in merchant fees. These increases were driven by an increase in demand as illustrated by the 25% increase in GBV and related platform activity, partially offset by changes to payment processor configurations implemented during the second quarter of 2023. Additionally, there was a $0.6 million increase in costs related to provider onboarding fees, a $0.4 million increase in customer claim costs related to the Rover Guarantee, and a $0.2 million increase in amortization of internally developed software. The 17% increase in cost of revenue (exclusive of depreciation and amortization shown separately) in a period where revenue increased 30% demonstrates our operating leverage, as certain costs, such as our server hosting costs, do not scale proportionally with our revenues.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in cost of revenue (exclusive of depreciation and amortization shown separately) was primarily the result of a 36% increase in revenue and a $3.8 million increase in merchant fees. These increases were driven by an increase in demand for our platform as illustrated by the 28% increase in GBV and related platform activity, partially offset by changes to payment processor configurations implemented during the second quarter of 2023. Additionally, there was a $1.5 million increase in costs related to provider onboarding fees, a $0.7 million increase in customer claim costs related to the Rover Guarantee, a $0.4 million increase in trainer costs associated with GoodPup, our virtual dog training platform, a $0.3 million increase in amortization of internally developed software, and a $0.3 million increase in hosting and technology platform costs.
Operations and Support

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Operations and support	$8,156	$7,425	$731	10%	$22,985	$19,265	$3,720	19%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The increase in operations and support expenses was primarily the result of a $0.5 million increase in personnel-related costs due to an increase in average salaries and other compensation expenses and a $0.4 million increase in customer service software costs. These increases were partially offset by a $0.2 million decrease in professional fees from reduced costs resulting from our transition to a sole operation and support provider for customer support during the second quarter of 2023.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in operations and support expenses was the result of a $3.1 million increase in personnel-related costs due to an increase in average salaries and other compensation expenses combined with a 5% increase in average headcount, a $0.6 million increase in customer service software costs, and a $0.6 million increase in the allocation of overhead costs. These increases were partially offset by a $0.6 million decrease in professional fees from efficiency gains and reduced costs resulting from our transition to a sole operation and support provider for customer support during the second quarter of 2023.

Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Marketing	$12,684	$8,686	$3,998	46%	$35,401	$27,044	$8,357	31%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The increase in marketing expenses was primarily the result of a $3.4 million increase in advertising spend as we normalized our marketing investment from our more conservative spending during the pandemic, a $0.3 million increase in personnel costs due to an increase in average salaries and other compensation expenses combined with a 10% increase in headcount, and a $0.2 million increase in professional fees due to outsourced marketing costs. Marketing expense, as a percentage of revenue, was 19% in the three months ended September 30, 2023, as compared to 17% in the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in marketing expenses was primarily the result of a $6.9 million increase in advertising spend as we normalized our marketing investment from our more conservative spending during the pandemic, a $0.8 million increase in personnel costs due to an increase in average salaries and other compensation expenses combined with a 6% increase in average headcount, and a $0.5 million increase in professional fees due to outsourced marketing costs. Marketing expense, as a percentage of revenue, was 22% in the nine months ended September 30, 2023, as compared to 22% in the nine months ended September 30, 2022.
Product Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Product development	$8,566	$7,100	$1,466	21%	$24,164	$20,380	$3,784	19%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The increase in product development expenses was primarily due to a $1.3 million increase in personnel-related costs and other compensation expenses due to to a 22% increase in headcount related to new product investments, and a $0.2 million increase in the allocation of overhead costs.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in product development expenses was primarily due to a $3.7 million increase in personnel-related costs and other compensation expenses due to an increase in average salaries combined with a 17% increase in average headcount, a $0.4 million net increase in third-party costs related to outsourced professionals due to an increase in engineering outsourcing, and a $0.4 million increase in the allocation of overhead costs, partially offset by $1.0 million in higher capitalized software development costs driven by higher personnel-related costs including stock-based compensation expense associated with internally developed software.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
General and administrative	$13,599	$30,599	$(17,000)	(56)%	$39,640	$53,616	$(13,976)	(26)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The decrease in general and administrative expenses was due to a $17.0 million net decrease in litigation expense primarily related to a $18.0 million total legal settlement during the three months ended September 30, 2022 (see Note 9—Commitments and Contingencies—Litigation and Other Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report), a $0.8 million decrease in bonus costs, a $0.4 million decrease of insurance expense as we mature as a public company and secure more favorable insurance rates, and a $0.3 million decrease in the allocation of overhead costs. These decreases were partially offset by a $1.1 million increase in personnel-related costs and other compensation expenses due to an increase in average salaries combined with a 6% increase in headcount.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The decrease in general and administrative expenses was due to a $17.6 million net decrease in litigation expense primarily related to a $18.0 million total legal settlement during the three months ended September 30, 2022 (see Note 9—Commitments and Contingencies—Litigation and Other Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report), a $1.2 million decrease of insurance expense as we mature as a public company and secure more favorable insurance rates, and a $0.9 million decrease in the allocation of overhead costs. These decreases were partially offset by a $2.0 million increase in personnel-related costs due to an increase in average salaries and other compensation expenses, as well as a $2.0 million increase in stock-based compensation expense related to a 8% increase in average headcount as we support the expected growth in our business, a $0.8 million increase in software costs due to an increase in SaaS subscriptions as the company enhances its public company compliance activities, and a $0.6 million increase as a result of new coworking lease agreements for office space in Barcelona and San Antonio.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Depreciation and amortization	$1,189	$1,561	$(372)	(24)%	$4,143	$4,432	$(289)	(7)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The decrease in depreciation and amortization was driven by a $0.3 million decrease in amortization of intangible assets of GoodPup, our virtual dog training platform, as a result of a full write-down of intangible assets and goodwill for the quarter ended June 30, 2023.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

The decrease in depreciation and amortization was driven by a $0.5 million decrease in amortization as a result of certain intangible assets related to the DogVacay and Barking Dog Ventures acquisitions reaching the end of their useful lives. This decrease was partially offset by a $0.3 million increase in amortization of intangible assets of GoodPup, our virtual dog training platform, which began amortizing in the quarter ended September 30, 2022 and had a full write-down of intangible assets and goodwill for the quarter ended June 30, 2023.

Impairment Loss on Intangible Assets and Goodwill

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Impairment loss on intangible assets and goodwill	$—	$—	$—	—%	$6,916	$—	$6,916	—%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

There were no impairment losses on intangible assets and goodwill in the three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Impairment loss on intangible assets and goodwill increased as the result of a full write-down of intangible assets and goodwill for GoodPup, our virtual dog training platform, during the three months ended June 30, 2023. There was no impairment loss on intangible assets and goodwill in the nine months ended September 30, 2022.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest income	$3,152	$1,287	$1,865	145%	$8,566	$2,084	$6,482	311%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Despite decreasing investment balances, the increase in interest income was driven by increasing interest rates from 2022 through the third quarter 2023.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
Despite decreasing investment balances, the increase in interest income was driven by increasing interest rates from 2022 through the third quarter 2023.

Change in Fair Value of Other Investments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of other investments	$—	$—	$—	—%	$1,115	$—	$1,115	—%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

There was no change in the fair value of other investments in the three months ended September 30, 2023 and 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

We recognized a gain on the change in fair value of other investments due to the fair value remeasurement of the convertible notes receivable from our equity method investee. As of June 30, 2023, the convertible notes were converted to equity and were no longer outstanding. We do not anticipate a future fair value adjustment unless we make an additional investment in the investee. There were no additional investments made during the three months ended September 30, 2023.

Change in Fair Value of Derivative Warrant Liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Change in fair value of derivative warrant liabilities	$—	$—	$—	—%	$—	$4,579	$(4,579)	(100)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Change in fair value of derivative warrant liabilities did not change over the three months ended September 30, 2023 and 2022. As of March 31, 2022, the warrants were no longer outstanding so we no longer have to account for the warrants as a liability or report any charge for the change in fair value after the first quarter 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
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
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Other (expense) income, net	$(568)	$(257)	$(311)	121%	$1,560	$(1,045)	$2,605	(249)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The decrease in other income (expense), net was primarily driven by a $0.5 million unrealized loss from an increase in foreign currency deposits held at our payment processor and the strengthening of the U.S. dollar against other global currencies, as compared to a $0.2 million unrealized loss in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
The increase in other income (expense), net was primarily driven by a $1.9 million employee retention credit recorded during the second quarter of 2023 (see Note 7—Balance Sheet Components to our condensed consolidated financial statements included in Part I, Item 1 of this report) and a $0.2 million unrealized loss from an increase in foreign currency deposits held at our payment processor and the weakening of the U.S. dollar against other global currencies, as compared to a $1.0 million unrealized loss in the third quarter of 2022.

We have applied for an additional employee retention credit of $1.4 million, which if approved would result in receipt of additional credits in the future. In September 2023, the U.S. Internal Revenue Service announced that payouts for claims submitted before September 14, 2023 are being processed at a slower pace due to more detailed compliance reviews.

(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
(Provision for) benefit from income taxes	$(128)	$(44)	$(84)	191%	$(199)	$172	$(371)	(216)%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

The provision for income taxes increased in the third quarter of 2023, compared to the same period in 2022, primarily due to $10.9 million in pre-tax earnings in the third quarter of 2023 compared to a $15.1 million pre-tax loss in the same period of 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022

The provision for income taxes increased during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to $6.8 million in pre-tax earnings for the nine months ended September 30, 2023 compared to a $27.1 million pre-tax loss in the same period of 2022, coupled with the impact of the $0.3 million U.S. deferred tax benefit related to the GoodPup acquisition recorded in the second quarter of 2022.
Loss from Equity Method Investments, Net of Tax

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Loss from equity method investments, net of tax	$(316)	$(325)	$9	(3)%	$(981)	$(325)	$(656)	202%
Three Months Ended September 30, 2023 Compared with the Same Period in 2022

Loss from equity method investments, net of tax remained flat over the three months ended September 30, 2023 and 2022.
Nine Months Ended September 30, 2023 Compared with the Same Period in 2022
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
Examples of the limitations of the Non-GAAP Financial Measures include:
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets including amortization related to capitalized internal use software. Although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
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
•Adjusted EBITDA does not reflect the components of other income (expense), net, which consists primarily of realized and unrealized gains and losses on foreign currency transactions, realized gains and losses from the change in fair value of investments and financial instruments and sales of such investments, and for the nine months ended September 30, 2023 a $1.9 million employee retention credit;
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense or the cash necessary to pay income taxes;
•Adjusted EBITDA and non-GAAP general and administrative expense exclude certain legal settlements that may reduce cash available to us;
•Adjusted EBITDA does not consider the impact of goodwill and intangible asset impairments;
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) excluding depreciation and amortization (including amortization expense related to capitalized internal use software), stock-based compensation expense, interest expense, interest income, change in fair value, net, other income (expense), net, income tax expense or benefit, certain acquisition and merger-related costs, gain or loss from equity method investments, net of tax, and non-routine items such as goodwill and intangible asset or investment impairment (if any), restructuring costs (if any), transaction-related expenses (if any), and certain legal settlements (if any). Certain legal settlements refers to settlements or other accruals arising from any significant legal proceedings related to worker classification matters. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing and are therefore distinct from normal, recurring legal matters and related expenses incurred in our ongoing operating performance. Adjusted EBITDA margin as presented in the reconciliation table below is Adjusted EBITDA for a period divided by revenue for the same period.
Beginning with the three months ended June 30, 2023, Rover redefined Adjusted EBITDA to omit the impact of a $6.9 million impairment loss on intangible assets and goodwill and to reflect the impact of a $1.9 million employee retention credit that was recorded within other income (expense), net on the condensed consolidated statements of operations for the three months ended June 30, 2023 and the nine months ended September 30, 2023. Rover did not have any impairment loss on intangible assets and goodwill or record any employee retention credit during the nine months ended September 30, 2022. Rover believes the adjustments described above are not indicative of its core operating performance and are useful to investors by enabling them to better assess its operating performance in the context of current period results and provide for better comparability with its historically disclosed Adjusted EBITDA amounts.
The following table presents a reconciliation of Adjusted EBITDA from net loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except for percentages)
Revenue	$66,203	$50,864	$165,852	$122,059
Adjusted EBITDA reconciliation:
Net income (loss)	$10,500	$(15,472)	$5,591	$(27,250)
Add (deduct):
Depreciation and amortization (1)	3,116	3,309	9,642	9,634
Stock-based compensation expense (2)	5,993	4,881	16,436	14,025
Interest expense	15	19	51	61
Interest income	(3,152)	(1,287)	(8,566)	(2,084)
Change in fair value, net (3)	—	—	(1,115)	(4,579)
Other income (expense), net	568	257	(1,560)	1,045
(Provision for) benefit from income taxes	128	44	199	(172)
Loss from equity method investments, net of tax (4)	316	325	981	325
Acquisition and merger-related costs (5)	—	168	—	658
Legal settlements (6)	—	18,000	—	18,000
Impairment loss on intangible assets and goodwill (7)	—	—	6,916	—
Adjusted EBITDA	$17,484	$10,244	$28,575	$9,663
Net income (loss) margin (8)	16%	(30)%	3%	(22)%
Adjusted EBITDA margin (9)	26%	20%	17%	8%
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
(4)The loss from equity method investments for the periods presented do not include income taxes as the equity method investee has not yet incurred any such taxes.

(5)Acquisition and merger-related costs includes accounting, legal, consulting and travel-related expenses incurred in connection with the Caravel merger and other business combinations.
(6)Legal settlements includes the amount we accrued for a binding settlement term sheet executed in October 2022 related to worker classification claims.
(7)Impairment loss on intangible assets and goodwill includes the full write-off of intangible assets and goodwill related to GoodPup. See Part I, Item 1, Note 8—Goodwill and Intangible Assets for more information.
(8)Net income (loss) margin is net income (loss) for a period divided by revenue for the same period.
(9)Adjusted EBITDA margin is Adjusted EBITDA for a period divided by revenue for the same period.
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
The following table presents a reconciliation of Contribution from gross profit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except for percentages)
Revenue	$66,203	$50,864	$165,852	$122,059
Less: Cost of revenue (exclusive of depreciation and amortization shown separately)	(13,634)	(11,607)	(37,022)	(29,976)
Less: Amortization of intangible assets	(203)	(524)	(1,193)	(1,463)
Gross profit	52,366	38,733	127,637	90,620
Gross profit margin	79%	76%	77%	74%
Add: Amortization of intangible assets	203	524	1,193	1,463
Add: Internally developed software amortization included in Cost of revenue (exclusive of depreciation and amortization shown separately)	1,928	1,749	5,499	5,202
Non-GAAP Contribution	$54,497	$41,006	$134,329	$97,285
Non-GAAP Contribution margin	82%	81%	81%	80%
Non-GAAP Operating Expenses
GAAP operating expenses consist of operations and support expense, marketing expense, product and development expense, and general and administrative expense. We define Non-GAAP operating expenses as GAAP operating expenses excluding the non-cash expenses arising from the grant of stock-based awards, and in the case of non-GAAP general and administrative expense, excluding certain legal settlements (if any). Certain legal settlements refers to settlements or other accruals arising from any significant legal proceedings related to worker classification matters. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing and are therefore distinct from normal, recurring legal matters and related expenses incurred in our ongoing operating performance. These non-GAAP operating expenses are also presented as a percentage of revenue, which is calculated by dividing the specific non-GAAP operating expense for a period by revenue for the same period.

The following table presents a reconciliation of Non-GAAP operating expenses from GAAP operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$66,203	100%	$50,864	100%

Operations and support expense	$8,156	12%	$7,425	15%
Less: Stock-based compensation expense	(586)	(1)	(473)	(1)
Non-GAAP Operations and support expense	$7,570	11%	$6,952	14%

Marketing expense	$12,684	19%	$8,686	17%
Less: Stock-based compensation expense	(307)	—	(302)	(1)
Non-GAAP Marketing expense	$12,377	19%	$8,384	16%

Product development expense	$8,566	13%	$7,100	14%
Less: Stock-based compensation expense	(1,588)	(2)	(1,293)	(3)
Non-GAAP Product development expense	$6,978	11%	$5,807	11%

General and administrative expense	$13,599	21%	$30,599	60%
Less: Stock-based compensation expense	(3,512)	(6)	(2,813)	(6)
Less: Legal settlements	—	—	(18,000)	(35)
Non-GAAP General and administrative expense	$10,087	15%	$9,786	19%

	Nine Months Ended September 30,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Revenue	$165,852	100%	$122,059	100%

Operations and support expense	$22,985	14%	$19,265	16%
Less: Stock-based compensation expense	(1,557)	(1)	(1,214)	(1)
Non-GAAP Operations and support expense	$21,428	13%	$18,051	15%

Marketing expense	$35,401	22%	$27,044	22%
Less: Stock-based compensation expense	(834)	(1)	(858)	(1)
Non-GAAP Marketing expense	$34,567	21%	$26,186	21%

Product development expense	$24,164	15%	$20,380	17%
Less: Stock-based compensation expense	(4,291)	(3)	(4,157)	(4)
Non-GAAP Product development expense	$19,873	12%	$16,223	13%

General and administrative expense	$39,640	24%	$53,616	44%
Less: Stock-based compensation expense	(9,754)	(6)	(7,796)	(6)
Less: Legal settlements	—	—	(18,000)	(15)
Non-GAAP General and administrative expense	$29,886	18%	$27,820	23%

Liquidity and Capital Resources

Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents and investments. As of September 30, 2023, we had $129.1 million of cash and cash equivalents, $74.8 million in short-term investments, and $26.9 million in long-term investments. Additionally, these amounts do not include funds of $73.9 million held by our payment processor that we record separately on our balance sheet in accounts receivable. Cash and cash equivalents consist of operating cash on deposit with financial institutions and money market fund and commercial paper investments. To increase the returns on our cash and cash equivalents, we have opened investment accounts with financial institutions for investments such as fixed income securities, which may include U.S. government agency securities, municipal securities, treasury bills and certificates of deposit, commercial paper, asset-backed securities, and investment-grade corporate debt securities. The shift in the balances of our cash and cash equivalents and short-term and long-term investments as of September 30, 2023 as compared to December 31, 2022 was primarily driven by an increased number of investments maturing and our investment in a higher mix of money market holdings. We expect to continue making decisions regarding our cash and investment balances consistent with our investment policy and strategy.
Since inception, we have incurred annual operating losses but generated positive annual operating cash flows for the years ended December 31, 2022 and 2021. We have financed our operations through the sale of equity securities, proceeds from the Merger, short-term and long-term investments, and cash and cash equivalents. For the nine months ended September 30, 2023, we incurred operating losses of $4.4 million but generated positive operating cash flows of $9.1 million. As we continue to invest in growing our business and service offerings, we may experience additional operating losses in the future and operating cash flows could fluctuate from positive to negative from quarter to quarter or year to year. As a result, we may require additional capital resources.
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

Our material cash requirements from known contractual and other obligations as of September 30, 2023 primarily relate to lease obligations. See Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of our lease obligations, other commitments, and our secured and unsecured letters of credit. Additionally, we have non-cancelable commitments for network and cloud services, and other items in the ordinary course of business. As of September 30, 2023, we had approximately $8.5 million in material non-cancelable commitments, with varying expiration terms through December 31, 2027. These amounts are determined based on the non-cancelable quantities or termination amounts to which we are contractually obligated reduced by amounts paid through the current period end. These non-cancelable commitments are not considered unconditional purchase obligations and, therefore, are not disclosed within Note 9—Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item 1 of this report.
We remit cash to relevant taxing authorities to satisfy obligations in respect to income taxes and social security contributions related to employee RSU vesting. Through 2022, we funded these obligations through “sell-to-cover” transactions, whereby shares with a market value equivalent to the obligation were sold on behalf of the employee into the market. Beginning in 2023, we adopted a policy to use our cash to satisfy these obligations and withhold shares with a corresponding value from employees. For the three and nine months ended September 30, 2023, we have spent an aggregate of approximately $2.7 million and $5.5 million, respectively, for these tax payments related to the withholding of shares. See Note 11—Stock-Based Compensation for the number of withheld shares. We anticipate that for as long as we decide to use cash for this purpose instead of “sell-to-cover,” which decision may change in the future, we will spend significant funds to satisfy tax withholding and remittance obligations when we settle employee RSUs. These amounts will depend on the number of RSUs vesting, which are expected to increase due to annual refresh and new hire grants, and the stock price on future vesting dates.
On February 27, 2023, we announced that our board of directors approved a 12-month share repurchase program with authorization to purchase up to $50.0 million (exclusive of brokers’ commissions and expenses) of our Class A Common Stock, or the Share Repurchase Program. On November 6, 2023, we announced that our board of directors approved an extension of the Share Repurchase Program to run through February 28, 2025 and an increase to the total authorized amount under the program of up to $100 million resulting in a total authorized amount of up to $150.0 million (exclusive of brokers’ commissions and expenses) of our Class A Common Stock, including the $49.0 million repurchased through November 1, 2023. Repurchases under the Share Repurchase Program may be made on a discretionary basis from time to time through open market transactions (including through Rule 10b5-1 trading plans) or through privately negotiated transactions, subject to market conditions and applicable securities laws and other legal requirements, including the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. The timing, volume, purchase price and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors. Repurchases under the program have been authorized through February 28, 2025, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors. The Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with our Share Repurchase Program. Through November 1, 2023, we have repurchased approximately 9.1 million shares for an aggregate amount of approximately $49.0 million, excluding brokers’ commissions and excise tax. Excise tax accrued was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. We expect to fund the repurchases with existing cash and cash equivalents and investments.
We anticipate long-term cash uses may also include strategic acquisitions or investments.
As discussed in Part I, Item 1, Note 9—Commitments and Contingencies, on September 1, 2023, we paid from cash and cash equivalents the remaining $17.9 million total settlement payment in the case captioned Melanie Sportsman v. A Place for Rover, Inc. in full and final settlement of all claims that the named plaintiff and members of a settlement class are bringing or could bring in the litigation.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,072	$(5,838)
Investing activities	107,555	(210,112)
Financing activities	(42,680)	2,741
Effect of foreign exchange on cash and cash equivalents	(5)	(177)
Net increase (decrease) in cash, cash equivalents and restricted cash	$73,942	$(213,386)

Operating Activities

The $14.9 million increase in net cash provided by (used in) operating activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily attributable to a $32.8 million increase in net income, a $6.9 million increase in impairment loss on intangible assets and goodwill, a $4.6 million reduction in change in fair value of derivative warrant liabilities, a $2.4 million increase in stock-based compensation expense, and a $0.7 million increase in loss from equity method investments, offset by a $28.9 million reduction in working capital, a $2.4 million increase in net accretion of investment discounts, and a $1.1 million decrease in change in fair value of other investments.

For the nine months ended September 30, 2023, the most significant non-cash component of our net cash provided by operations were non-cash inflows related to stock-based compensation of $16.4 million, depreciation and amortization of $9.6 million, impairment loss on intangible assets and goodwill related to GoodPup of $6.9 million, non-cash operating lease costs of $1.7 million, and a $1.0 million loss from equity method investments, partially offset by non-cash outflows of $2.9 million related to net accretion of investment discounts and $1.1 million related to the change in fair value of other investments. Additionally, net income of $5.6 million was offset by a cash outflow of $28.2 million attributable to changes in operating assets and liabilities. The $28.2 million was a result of a $23.3 million outflow in accounts receivable primarily due to the timing of funds received from our payment processor, a $17.0 million outflow in accrued expenses and other current liabilities primarily due to the payment of legal settlements, a $2.4 million outflow in operating lease liabilities, and a $1.0 million outflow in prepaid expenses and other current assets. These were partially offset by a net inflow of $15.8 million in deferred revenue, pet parent deposits, and pet care provider liabilities due to increased payments received from pet parents in advance of revenue recognition. The remaining $0.5 million change within changes in operating assets and liabilities was across the remaining line items.
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
Investing Activities
The $317.7 million increase in net cash provided by (used in) investing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by increased maturities and proceeds from sales of available-for-sale securities, the acquisition of GoodPup in the second quarter 2022, and decreased purchases of available-for-sale securities, partially offset by the purchase of equity securities in related parties during the nine months ended September 30, 2023, as compared to the same period in 2022.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $107.6 million, which was primarily driven by $170.2 million of proceeds from maturities of available-for-sale securities and $57.8 million of proceeds from sales of available-for-sale securities. This was offset by purchases of available-for-sale securities of $112.0 million, an investment in internal-use software of $6.3 million associated with new product development and technology enhancements, and a $1.5 million investment for equity securities in related parties.
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

Financing Activities

The $45.4 million decrease in net cash (used in) provided by financing activities for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by repurchases of common stock under our Share Repurchase Program, higher taxes paid to satisfy tax obligations associated with the vesting of employee RSUs, and fewer proceeds received from the exercise of stock options.
Net cash used in financing activities for the nine months ended September 30, 2023 was $42.7 million, which was primarily driven by $40.1 million for repurchases of common stock as part of our Share Repurchase Program and $6.5 million primarily related to employee tax payments for the settlement of equity awards. This was offset by $3.9 million of proceeds received from the exercise of stock options.
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
Our remaining goodwill and intangible asset balance as of September 30, 2023 relates to our prior acquisitions within the Rover reporting unit, for which we concluded it was not more likely than not that fair values were less than carrying amounts at September 30, 2023.
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
Our investment portfolio consists of short-term and long-term fixed income securities, including commercial paper, U.S. government and investment-grade corporate debt securities, asset-backed securities, agency bonds, money market funds, and certificates of deposit. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income (loss). The fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we have and may again suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Although we classify our investment portfolio securities as available-for-sale, we have the ability to hold them until a market price recovery or maturity. The average contractual maturity of our available-for-sale investments is approximately eleven months as of September 30, 2023.
Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements without significantly increasing risk. We do not enter into investments for trading or speculative purposes.
Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Based on our investment portfolio balance as of September 30, 2023, a hypothetical 100 basis point change in interest rates would not have materially affected our condensed consolidated financial statements due to the predominately short-term nature of our investment portfolio. We currently do not hedge these interest rate exposures.
We are exposed to certain risks related to the carrying amounts of an investment in a privately-held company compared to its fair value. This investment in an illiquid private company is inherently difficult to value given the lack of publicly available information. This investment may increase the volatility in our net income (loss) in future periods due to changes in the fair value of this investment. As of September 30, 2023, the carrying value of our equity investment was $3.8 million. See Note 5—Investments to our condensed consolidated financial statements included in Part I, Item 1 of this report.
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
For bookings made on our platform outside of the United States, we collect and hold the GBV denominated in foreign currency amounts. We then utilize these foreign currency denominated amounts to settle amounts due to pet care providers in the same currency. As relates to the net revenue earned on these bookings, we benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar. We partially offset this foreign currency risk by maintaining the foreign currency amounts in their local currency and using them to fund international operations in their functional currencies, when possible. The effect of movements in exchange rates on the remaining foreign currency amounts is recorded as unrealized gains or losses in other income (expense), net in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the net effect of foreign currency gains and losses was not material. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of such date.

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

In connection with the preparation of our consolidated financial statements as of December 31, 2022 and 2021 and for the three years in the period ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting that continue to exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment due to an insufficient complement of personnel with the appropriate level of knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:

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
Although our remediation measures are ongoing, we believe the actions described below will contribute towards the remediation of the previously identified material weaknesses. During the nine months ended September 30, 2023 our ongoing remediation measures included the following:
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
•Redesigned, enhanced, and implemented controls to ensure appropriate segregation of duties related to account reconciliation preparation and review; and
•Began testing the operating effectiveness of internal controls over financial reporting.

We believe the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, enhance, and test our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. These material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2023.
Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings.
For information regarding legal proceedings in which we are involved, including the September 2023 payment of a final settlement amount, see Note 9—Commitments and Contingencies—Litigation and Other Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Risks Related to Our Business and Industry

Any decline or disruption in the travel and pet care services industries or an economic downturn could materially adversely affect our business, results of operations, and financial condition.

Our financial performance is substantially dependent on the strength of the travel and pet care services industries, which is affected in part by macroeconomic and geopolitical conditions. Sustained levels of increased inflation, rising interest rates, significant U.S. dollar and foreign currency fluctuations, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, the number of pet owning households, a reduction in the volume of home sales and its impact on relocating households, geopolitical instability, economic uncertainty, slower economic growth or a recession, volatility in the stock market, any U.S. government shutdown, any further downgrades in the U.S. credit rating, and delays, pandemics or other health-related events, cancellations and other disruptions impacting the travel industry could adversely impact travel and demand for our services. For example, pet care providers have increased prices on the platform and may continue to raise prices to a degree that pet parent demand declines, and the overall price of travel could increase to a degree that demand for travel and thus travel-related pet care services declines. In addition to the impacts of COVID-19 and other non-COVID illnesses as discussed elsewhere in this report, other events beyond our control have resulted in and may continue to result in declines in travel or continued work-from-home policies. For example, the current armed conflicts between Ukraine and Russia and between Israel and Hamas and their resulting consequences, such as increasing fuel and commodity prices and the potential for political unrest or military conflict to spread, could materially adversely impact travel and demand for our services in all of our markets. Moreover, the resumption of repayments on federally-held student loans in October 2023 may adversely impact demand for our services in the United States. Because these events or concerns and the full impact of their effects are largely unpredictable and difficult to measure, they can dramatically and suddenly affect travel and work behavior by pet parents and therefore demand for our platform, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses in each year since inception and may not be able to achieve or sustain annual net income.

As of September 30, 2023, we had an accumulated deficit of $377.0 million. Historically, we have invested significantly in efforts to grow our pet parent and pet care provider network, introduced new or enhanced offerings and features, increased marketing spend, expanded operations, acquired and invested in other companies, and hired additional employees. We are passionate about continually enhancing the experience of pets, pet parents and pet care providers, which may not necessarily maximize short-term financial results. This focus may not be consistent with our short-term expectations and may not produce the long-term benefits expected. In the second quarter of 2020, as a result of the COVID-19 pandemic, we significantly reduced fixed and variable costs. Since then, we have made and expect to continue to make significant investments related to improving market conditions and operating as a public company. For example, we have significantly increased headcount as demand increased starting in 2021, invested in product enhancements and marketing efforts, acquired GoodPup, an early-stage company that operates a virtual dog training platform, and invested in another early-stage company with a complementary service offering. Additionally, stock-based compensation expense related to restricted stock units, or RSUs, and other equity awards will continue to be a significant expense in future periods as we grow as a company and grant additional RSUs. We may not succeed in increasing revenue sufficiently to offset these higher expenses or achieve a positive return on our acquisitions and investments, which would adversely impact our ability to achieve or sustain annual profitability.

Our revenue may not continue to grow over time and may slow or reverse again in the future.

Prior to COVID-19, we experienced significant revenue growth from 2016 to 2019, growing from $16 million to $95 million in revenue. In 2020, revenue decreased approximately 49% from 2019 due to the COVID-19 pandemic. 2021 revenue increased approximately 16% from 2019 levels, 2022 revenue increased approximately 58% from 2021 levels and revenues for the nine months ended September 30, 2023 increased approximately 36% from the same period in 2022. However, such growth may again slow or reverse due to the other risks described in these “Risk Factors” and elsewhere in this report. Investors should not rely on our revenue or revenue growth for any previous quarterly or annual period as any indication of revenue or revenue growth in future periods.

Future revenue growth depends on the growth of the number of pet parents on our platform, the ABV and our take rates, the frequency with which pet parents seek to book services, our ability to attract sufficient high-quality pet care providers to meet pet parent demand, cancellation rates, and the effects of general economic and business conditions worldwide, including trends in the travel industry, inflation, consumer confidence and spending, pet adoption levels, the volume of home sales and its impact on relocating households, fiscal and monetary policy, fuel and commodity costs, and interest rates. We also expect to continue to make investments in the development and expansion of our technology and business, which may not result in increased revenue or growth. If the demand for access to online marketplaces for individual pet care services does not grow, or if we are unable to maintain market share, our revenue growth rate could be materially adversely affected.

A softening of demand, especially in the acquisition of new pet parents which is an important driver of future revenue, may be caused by events outside of our control, such as lower pet adoption levels, the number of pet owning households, a reduction in the volume of home sales and its impact on relocating households, COVID-19, other non-COVID illnesses or health-related events, changes in pet parent and pet care provider preferences, an economic downturn, or other risks described in these “Risk Factors” and elsewhere in this report, will result in decreased revenue. For example, starting in the second quarter of 2022 and continuing through September 2023, we saw the Google query volume for some key terms like “dog boarding,” which is correlated to demand from new pet parents, decreasing significantly year-over-year as compared to the outsized gains of 2021, although still significantly above 2019 levels. Moreover, while ABVs have increased since the second quarter of 2021 helping to drive revenue growth, the rate of increases has moderated since the second quarter of 2022, which may impact future revenue growth and growth rates. Moreover, we have observed lower ABV from international bookings compared to those from the United States. As such, a continued increase in international bookings relative to U.S. bookings could further moderate or reduce our overall ABV growth.

Our Adjusted EBITDA may not continue to grow over time and may slow or reverse again in the future.

Although our Adjusted EBITDA has continued to improve on an annual basis and was positive for the first time during fiscal 2021 and again during fiscal 2022 and continued to grow during the first three quarters of 2023, we may experience declines in Adjusted EBITDA on a quarterly or annual basis if general economic and business conditions worsen. See “—Any decline or disruption in the travel and pet care services industries or an economic downturn could materially adversely affect our business, results of operations, and financial condition.” Other developments in our business, including lower than anticipated revenue and higher operating expenses due to increased investments in the business, higher personnel costs, increased advertising, marketing and stock-based compensation expenses, operating costs from acquisitions, or unanticipated events, could negatively impact our future Adjusted EBITDA. If our future Adjusted EBITDA fails to meet investor or analyst expectations, it is likely to have a materially negative effect on our stock price. Adjusted EBITDA is a supplemental metric that is not calculated and presented in accordance with GAAP. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, and for additional information.

The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted and may continue to materially adversely impact our business, operating results and financial condition.

The COVID-19 pandemic resulted in new habits such as increased adoption of remote and hybrid working arrangements and increased reliance on online meeting tools rather than in-person meetings and business travel, and at various points during the pandemic, governments imposed various restrictions to limit the spread of COVID-19. The spread of any new variants or sub-variants of COVID-19, especially among pet parents, pet care providers and our employees, the return of any of these government restrictions, and the entrenchment of or changes in the new habits regarding working arrangements and travel may have a material adverse impact on our long-term business, operations and financial condition, and the availability of and demand for pet care.

Although demand for our offerings resumed in May 2021 as government restrictions lifted and we have since achieved record quarterly and annual highs for new and repeat bookings, GBV and revenue, we continued to see demand adversely impacted through the end of 2022 as a result of each COVID-19 wave or variant and other non-COVID seasonal illnesses and cancellation rates that remained elevated compared to pre-pandemic levels. Despite achieving increases in 2022 and year-to-date 2023 revenue, GBV and new and repeat bookings as compared to 2021 and year-to-date 2022, respectively, the effect and extent of the impacts of COVID-19 on our business in the near and medium-term continue to be uncertain and difficult to predict. As our performance in 2021 benefited from a spike in travel demand from the vaccine roll-outs and the surge in pandemic pet adoptions and our performance in the nine months ended September 30, 2023 benefited in comparison to the prior year period due to the adverse demand impact resulting from the BA.5 variant wave during that period, the year-over-year growth rates involving these periods should not be considered representative of the long-term growth rate performance of our business. Accordingly, our business may again be negatively impacted if governmental orders and advisories are reinstated due to novel strains of COVID-19 or if our pet parent and pet care provider base are infected with COVID-19 or non-COVID illnesses that may result from reduced immunity caused by social distancing during the pandemic or their behavior is impacted due to such infections or new COVID-19 variants or sub-variants, and demand may remain depressed for a significant length of time if COVID-19 results in long-term changes in behavior. We cannot predict when, if ever, cancellation rates will return to pre-pandemic levels, nor do we know how pet parent and pet care provider behavior will be impacted even if pre-pandemic levels of cancellation rates return.
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

Some providers of consumer devices, mobile or desktop operating systems, and web browsers have, or have announced plans to, disable or block tracking technologies (also known as cookies) which, if widely adopted, could also result in online tracking methods becoming significantly less effective. For example, some of our marketing measurement and targeting tools, as well as those used by our media partners, rely on third-party cookies. As access to user cookies is restricted, we may lose the ability to target our advertisements and measure their effectiveness and efficiency. As a result, the ability of our media placements to reach their intended audiences may be reduced, and we may decide to reduce or completely eliminate spending on the affected marketing channels, which could reduce our ability to effectively or efficiently acquire new customers. Similarly, our vendors, particularly those providing advertising and analytics products and services have modified and may continue to modify their products and services in ways that reduce the efficiency of our marketing efforts and our access to data about the use of our platform. In addition, certain laws regulate the use of cookies and other tracking technologies, which limit the effectiveness of our marketing activities, impact our search engine rankings, divert technology personnel resources, increase costs, and subject us to additional liabilities. See the section titled “—Risks Related to Privacy and Technology” below. Limits to our use of these technologies could harm our ability to personalize the experience of buyers, increase our costs, and limit our ability to attract and retain pet care providers and pet parents on cost-effective terms. If marketing efforts to help grow the business are not effective, our business, financial condition and operating results could be materially adversely affected.

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
•changes to tax reporting requirements, including significantly reduced U.S. reporting thresholds for payment processors that are scheduled to take effect for the 2023 tax year and other tax reporting requirements scheduled to take effect in Europe and Canada (see “—Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience and bookings on our platform” below);
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
•fees we charge for our facilitation and support services, including any increases to our fees such as the implementation of a shift during 2023 of all legacy pet parents in the United States and Canada to the 11% fee structure that we implemented for new owners in 2021;
•taxes we may collect in certain jurisdictions;
•our failure to facilitate new or enhanced offerings or features that pet parents value;
•large numbers of pet care provider cancellations;
•macroeconomic, geopolitical and other conditions, including sustained levels of increased inflation and rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, the number of pet owning households, a reduction in the volume of home sales and its impact on relocating households, any U.S. government shutdown, and slower economic growth or recession, outside of our control affecting travel or business activities generally;
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

Our business and users are subject to tax information reporting requirements in a number of jurisdictions, which could increase our operational costs and negatively impact the user experience and bookings on our platform.

In the United States, we are required to report payments we process on our platform on behalf of pet care providers who are U.S. persons if they reach certain payment thresholds to the Internal Revenue Service, or IRS, and certain states. The IRS threshold and certain state thresholds are scheduled to significantly decrease from more than 200 transactions per year and exceeding an aggregate amount of $20,000 in gross processed payments to $600 in gross processed payments starting with the 2023 tax year pursuant to the American Rescue Plan of 2021. In addition to our changing and currently uncertain tax information reporting requirements in the United States, there are a number of international jurisdictions where we operate that have or are in the process of implementing new tax information reporting requirements. For example, in the European Union we are subject to tax information reporting requirements referred to as DAC7 with no minimum threshold starting with the 2023 tax year and Canada will have similar requirements starting with the 2024 tax year.

These obligations have and are expected to continue to increase our operational costs and could negatively impact the pet care provider experience. In the U.S., this may be due to confusion resulting from the fact that amounts reported on the tax information reporting forms are not reduced to reflect refunds or fees we retain. These obligations could also make our platform less attractive to pet care providers, who may not wish to be subject to these tax information reporting requirements, may not wish to provide their tax identification information, may fail to provide accurate information, or may find their reporting obligations confusing, any of which could result in increased off-platform bookings and payments and decreased pet care provider retention. Any failure by us to meet tax information reporting requirements or to provide a streamlined pet care provider experience in collecting required information or any decrease in pet care provider retention or increase in off-platform bookings and payments resulting from the tax information reporting requirements could negatively impact our business, financial condition and operating results.

The success of our platform relies on our matching algorithms and other proprietary technology and any failure to operate and improve our algorithms or to develop other innovative proprietary technology effectively could materially adversely affect our business, financial condition and operating results.

We use proprietary Rover matching algorithms in an effort to maximize pet parent and pet care provider satisfaction and retention, as well as to optimize return on marketing expenses. Built to improve with data science, we have carefully designed algorithms to leverage growing scale by helping pet parents find increasingly better matches as our provider network expands. Successfully using our algorithms to match pet parents and pet care providers is crucial to our continued success, as better matches can lead to more bookings, more data and, in turn, further improvements to our algorithms. Any failure to successfully operate or improve our algorithms or to develop other innovative proprietary technology could materially adversely affect our ability to maintain and expand our business. Fewer matches could lead to fewer bookings, which could in turn lead to less or lower quality data, affecting our ability to improve our algorithms and maintain, market and scale our platform effectively. Our competition may increase with the widespread adoption of artificial intelligence, or AI, and machine learning.

Additionally, there is increased governmental interest in regulating technology companies in areas including algorithm-based discrimination. Any failure, or perceived failure, or negative consequences associated with our efforts to comply with any present or future laws or regulations in this area could subject us to claims, actions and other legal and regulatory proceedings, fines or other penalties and other enforcement actions and result in damage to our reputation and adversely affect our business, financial condition and operating results. These risks may grow should we increase our use of AI and machine-learning systems, which are subject to increasing litigation and regulatory scrutiny, and may have errors or inadequacies that are not easily detectable. These systems may inadvertently reduce our efficiency, may involve unclear intellectual property rights or interests, or may cause unintentional or unexpected outputs that are incorrect, do not align with our brand or business goals, or do not comply with our policies or applicable legal requirements. Any errors or vulnerabilities discovered in our code after release could also result in damage to our reputation, loss of pet parents and pet care providers, loss of revenue, or liability for damages, any of which could adversely affect our growth prospects and our business.

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

We have launched and may in the future launch new fee strategies or modify existing fee strategies, any of which may not ultimately be successful in attracting and retaining pet parents and pet care providers. For example, during 2023, we shifted all legacy pet parents in the United States and Canada to the 11% fee structure that we implemented for new pet parents in 2021, the majority of whom were at the legacy 7% fee rates. Further, pet parents’ price sensitivity may vary by geographic location. In particular, our continued international expansion may require us to change our fee structure and to adjust to different cultural norms in different locales, which efforts may not be successful. While we attempt to set fees based on prior operating experience and pet parent and pet care provider feedback and engagement levels, our assessments may not be accurate. In addition, if the offerings on our platform change, then we may need to revise our fee structures.

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
•our ability to successfully adapt to or integrate new technologies, such as AI;

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

Currently, our primary competition is from the friends, family and neighbors to whom pet parents often turn for pet care services within their personal networks. Given that online marketplaces offering pet care services are a relatively nascent business model and are rapidly evolving, reliance on personal networks is still prevalent. Current and potential competitors (including any new entrants into the market) may enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local pet parents and pet care providers and larger existing user bases in certain markets, more successful and efficient marketing capabilities and substantially greater financial, technical and other resources than we have. Competitors may be able to provide pet parents with a better or more complete experience and respond more quickly and effectively than we can to new or changing opportunities, technologies (like AI), standards, or pet care provider and pet parent requirements or preferences.

The pet care industry also may experience significant consolidation or the entrance of new players. Some of our competitors have adopted and could further adopt aspects of our business model, which could affect our ability to differentiate our offerings from competitors. Increased competition could result in reduced demand for our platform from pet care providers and pet parents, slow our global growth and materially adversely affect our business, operating results and financial condition. Consolidation among our competitors could give them increased scale and may enhance their capacity, abilities and resources and lower their cost structures. In addition, emerging start-ups may be able to innovate and focus on developing a new product or service faster than we can or may foresee consumer need for new offerings or technologies before we do.

New offerings and initiatives can be costly and if we unsuccessfully pursue such offerings and initiatives, we may fail to grow and our business, operating results, financial condition and prospects would be materially adversely affected.

We have invested, and plan to continue to invest, in new offerings and initiatives that differentiate us from our competitors. For example, during 2022 we acquired GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in an early-stage company with a complementary service offering, and have increased investment in The Dog People, our pet-related blog, and The Rover Store, which offers Rover-branded merchandise for sale alongside third-party merchandise. In 2023, we launched Rover Gear, our first line of dog walking products and everyday essentials for pet parents. Developing new offerings increases our expenses and organizational complexity and we have and may continue to experience difficulties in developing these new offerings.

Our new offerings have a high degree of risk, as they may involve unproven businesses with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such offerings will exist or be sustained at the levels that we anticipate, that we will be able to successfully manage the development and delivery of such offerings, or that any of these offerings will gain sufficient market acceptance to generate sufficient revenue to offset associated expenses or liabilities. For example, we previously introduced, then later deactivated, an on-demand dog walking offering and a grooming offering and recently recognized a non-cash impairment charge of $6.9 million related to our acquisition of GoodPup (see Note 8—Goodwill and Intangible Assets in Part I, Item 1 of this report). It is also possible that offerings developed by others will render our offerings noncompetitive or obsolete. If we do not realize the expected benefits of our product and other investments, we may fail to grow and our business, operating results and financial condition would be materially adversely affected.

We rely on online search engines to drive traffic to our platform to grow revenue and if we are unable to drive traffic cost-effectively, it would materially adversely affect our business, operating results and financial condition.

Our success depends in part on our ability to attract pet care providers and pet parents through unpaid internet search results on search engines. The vast majority of our unpaid internet search results comes from a single search platform. The number of pet care providers and pet parents that we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by many factors, some of which are under our direct control that we may not execute effectively to retain prominent enough search rankings, but many of which are not under our direct control and may change frequently. For example, online search engines have adapted and may continue to adapt their ranking algorithms to respond to the growing use of artificially-generated content, resulting in their increased scrutiny of our listings and a negative impact on our search rankings. As a result, links to our website or mobile applications may not be prominent enough to drive traffic to our website and we may not know how or otherwise be able to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for paid search keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective pet parents. Search engines may also continue to expand their voice and AI capabilities resulting in unpredictable search result preferences and outcomes. Any reduction in the number of pet care providers and pet parents directed to our platform due to search engines ranking our listings lower than they currently do could adversely affect our business, financial condition and operating results.

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

Our screening processes rely on, among other things, information provided by pet care providers and pet parents, the ability to validate that information, the accuracy, completeness and availability of the underlying information relating to criminal records, the digitization of certain records, the evolving regulatory landscape in this area, such as relating to data privacy, data protection and criminal background screening, and the effectiveness of third-party service providers that may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. These processes are beneficial, but not exhaustive and have limitations. Background checks and identity verification checks have been and may in the future be, or be perceived to be, inaccurate, insufficiently inclusive of relevant records or otherwise inadequate or below expectations. As a result, pet care providers who otherwise would be barred from using our platform may be approved to offer services via our platform and some pet care providers may be inadvertently excluded from our platform. There can be no assurances that the screening measures we use will significantly reduce criminal or fraudulent activity on our platform.

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

We launched operations in 2011 and since then have increased the number of local markets in which we offer services (including Canada, the United Kingdom and Western Europe) and expanded our platform features and services. This limited operating history and our evolving business make it difficult to evaluate our prospects and the risks and challenges we may encounter. These risks and challenges include, amongst others disclosed in this “Risk Factors” section, our ability to:
•accurately forecast our revenue and plan our operating expenses;
•increase the number of and retain existing pet parents and pet care providers that use our platform;
•successfully compete with current and future competitors;

•successfully expand our business in existing markets and enter new local markets and geographies;
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

For example, representative actions, including actions under California’s Private Attorney General Act, or PAGA, have been filed against us alleging that we misclassified pet care providers in California as independent contractors in violation of the California Labor Code. In one of the actions, Melanie Sportsman v. A Place for Rover, Inc., the U.S. District Court, Northern District of California, granted our motion for summary judgment and entered judgment in our favor, but the plaintiff appealed the court’s dismissal to the United States Court of Appeals for the Ninth Circuit. We entered into a settlement agreement with the named plaintiff pursuant to which we made a total payment of $18.0 million in full and final settlement of all claims that the named plaintiff and members of a settlement class brought or could have brought in the litigation. The settlement terms do not require us to reclassify pet care providers in California as employees, and in agreeing to the settlement terms we did not admit to any wrongdoing or liability. See Part I, Item 1, Note 9—Commitments and Contingencies—Litigation and Other Contingencies for a more detailed discussion.

In addition, we are currently involved in administrative audits with state employment agencies, including audits related to pet care provider classification. For example, the Washington State Department of Labor & Industries, or L&I, opened an audit that resulted in a determination that pet care providers who use the Rover platform are “covered workers” for purposes of workers’ compensation coverage and made an assessment against us for alleged premium contributions, penalties, and interest owed for calendar year 2017. We prevailed on four successive appeals of this assessment, most recently to the Washington State Court of Appeals, which affirmed a State of Washington Board of Industrial Insurance Appeals decision that pet care providers who use the Rover platform are, at most, independent contractors. In October 2023, the Washington Supreme Court declined to grant L&I’s petition for review of the Washington State Court of Appeals decision leaving that decision intact. Previously, L&I had opened a second workers’ compensation audit covering the second quarter of 2019 through the first quarter of 2022. It remains to be seen whether this second audit will continue.

The tests governing whether a service provider is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that pet care providers who use the Rover platform are our customers and, as such, are at most independent contractors, and we intend to continue to defend ourselves vigorously in these matters. Nevertheless, there can be no guarantee that our defenses will be successful in all jurisdictions, and pet care providers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on participants in the “gig economy.” In the United States, national, state and local governmental authorities have enacted or pursued and may in the future enact and pursue, measures designed to regulate the gig economy. For example, in 2021, the U.S. Secretary of Labor expressed his view that in some cases “gig workers should be classified as employees” and that further review was ongoing. In 2022, the United States Department of Labor, or DOL, released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers if and when the rule is adopted. In 2019, the California Assembly passed AB-5, which codified a narrow worker classification test that has had the effect of treating many “gig economy” workers as employees. AB-5 includes a referral agency exemption that specifically applies to animal services and dog walking and grooming. While we believe that pet care providers who use the Rover platform fall within such exemption, interpretation or enforcement of the exemption varies. In addition, other jurisdictions (including in international geographies where we offer, or in the future may offer, our platform) could pursue similar laws that do not include such exemptions and which, if applied to our platform, could adversely impact our platform’s availability and our business.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may address taxation, tariffs, privacy, data retention and protection, data security, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices (including targeted ads and behavioral advertising), sweepstakes, mobile, electronic contracts and other communications, consumer protection, text messaging, Internet and mobile application access to our offerings and the characteristics and quality of online offerings, the provision of online payment services and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, sales, use and other taxes, libel and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or website or may even attempt to block access to our mobile applications and website. Regulators and lawmakers increasingly are focused on web and mobile design practices called “dark patterns,” which they believe harm consumers by leading them to take actions they may not otherwise take, for example by obscuring or delaying presentation of additional fees during the online purchase process. This increased scrutiny has led to new laws in some states, such as California, regarding the display of prices and has led and may continue to lead to similar regulation at the federal level or in other markets where we operate. Compliance with these laws could render some of our business practices less effective or more costly to maintain, and any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition and operating results.

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

We are also subject to claims, lawsuits and other legal proceedings seeking to hold us vicariously liable for the actions of pets, pet parents and pet care providers. In the ordinary course of business, our Trust and Safety team receives claims pursuant to the Rover Guarantee, as well as claims and threats of legal action that arise from pet sitting services booked through the Rover website or applications. Various parties have from time to time claimed and may claim in the future, that we are liable for damages related to accidents or other incidents involving pets, pet parents, pet care providers and third parties. For example, third parties have asserted legal claims against us in connection with personal injuries related to pet or human safety issues or accidents caused by pet care providers or animals. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including implementation of the Rover Guarantee, customer goodwill, expediency, protection of our reputation and to prevent the uncertainty of litigating. We expect that such expenses will continue to increase as our business grows and faces increasing public scrutiny. Pending or threatened legal proceedings could have a material adverse impact on our business, financial condition, or operating results. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any pet parents, pet care providers, animals, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and operating results.

We face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel and negligence, among others. Our platform also relies upon content that is created and posted by pet care providers, pet parents, or other third parties. Claims of defamation, disparagement, negligence, warranty, personal harm, intellectual property infringement, or other alleged damages could be asserted against us, in addition to pet care providers and pet parents. While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act, the Communications Decency Act, or CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by pet care providers and pet parents or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries may introduce new regulatory regimes, such as a potential repeal or amendment of CDA Section 230, that increase potential liability for information or content available on our platform. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

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

The Organization for Economic Co-operation and Development, or OECD, and its member countries which includes the United States, have been focused for an extended period on issues related to the taxation of multinational corporations, such as the comprehensive plan set forth by the OECD to create an agreed set of international tax rules for preventing base erosion and profit shifting. The current framework for overhauling the taxation of multinational corporations includes, among other things, profit reallocation rules and a 15% global minimum corporate income tax rate. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income (including indirect) taxes, including taxes based on a percentage of revenue.

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

We record, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations.

The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making such an assessment, significant weight is given to evidence that can be objectively verified. New facts and circumstances, historic profits or losses, and future financial results may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. We have recorded a valuation allowance on U.S. deferred tax assets, including Federal and state net operating loss and credit carryforwards, to the extent they are not realizable by utilizing deferred tax liabilities as sources of income. We intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

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

We, along with two of our subsidiaries, currently have a portion of our cash and cash equivalents held in operating and cash sweep accounts at First-Citizens Bank & Trust Company, or First Citizens Bank (f/k/a Silicon Valley Bridge Bank, N.A., or SVBB). On March 10, 2023, Silicon Valley Bank, or SVB, a predecessor to SVBB and now a division of First Citizens Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 13, 2023, the FDIC, the Federal Reserve and the Department of the Treasury announced that all assets held at SVB would be available to all customers commencing March 13, 2023. As of September 30, 2023, we had approximately $0.5 million on deposit with First Citizens Bank, which represented approximately 0.2% of our cash and cash equivalents as of September 30, 2023 and is considered immaterial to our liquidity. One of the deposit accounts at First Citizens Bank has an immaterial amount in excess of the insurance coverage offered by the FDIC, and we believe that the amounts in the cash sweep accounts at First Citizens Bank continue to be our assets and not the assets of First Citizens Bank. We are in the process of withdrawing our remaining assets from First Citizens Bank and moving such assets to be deposited in accounts at JPMorgan Chase and, to diversify further, potentially another financial institution of high credit quality.

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

Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy-, data protection- and security-related incidents. In addition, users on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly be attributed to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks, which involve the automated injection of stolen username and password pairs into login forms in order to fraudulently gain access to user accounts, are increasingly common and sophisticated actors can mask their attacks, making them difficult to identify and prevent. Bad actors using stolen credentials have directly targeted and may continue to directly target users of our platform with attempts to breach their Rover accounts, which have and can result in takeovers of their accounts for the purpose of perpetrating fraud against them, other users, or our platform. Users of our platform have experienced, and may continue to experience, incidents of fraud on our platform involving credential stuffing attacks and account takeovers, which we may not be able to detect or prevent. Victims of such takeovers may seek recovery from us or we may offer reimbursement of funds lost through fraud, and we have incurred and may continue to incur losses from claims by pet parents and pet care providers, which losses may be substantial. The ability of bad actors to cause an account takeover exposes us to financial fraud risk, including costly litigation, which is difficult to fully mitigate. We have taken and continue to take measures to detect and prevent or mitigate account takeovers and fraud, but these measures need to be continually improved and may add friction to our booking process, which could adversely impact bookings. These measures may also not be effective against fraud and illegal activities, particularly given new and continually evolving forms of circumvention. If these measures do not succeed in reducing fraud, our business, results of operations, and financial condition could be materially adversely affected.

Although we have developed systems and processes that are designed to protect data of pet parents and pet care providers that use our platform, protect our systems and the proprietary, sensitive and confidential information we maintain, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected against such matters in the past and cannot guarantee security in the future, especially as attackers use AI and machine learning to launch more automated, targeted and coordinated attacks against targets. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and data, including personal data and other sensitive and proprietary data of pet parents and pet care providers, our employees’ personal data, or our other sensitive, confidential or proprietary data that our IT and infrastructure maintain or that otherwise is accessible through those systems may be rendered unavailable or subject to loss, compromise, or unauthorized use, disclosure, or other processing. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy, data protection, or security breach or other security incident. We also face the risk of computer viruses, ransomware, or other malware being introduced to such IT and infrastructure. Although we have policies and practices restricting access to the personal data we store, there is a risk that these policies may not be effective in all cases.

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

We receive, transmit and store a large volume of personal information and other data relating to users on our platform, as well as personal information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, Canada’s Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Legislation, the EU ePrivacy Directive, the EU General Data Protection Regulation, or GDPR, the Telephone Consumer Protection Act, or the TCPA, and similar state laws, the Gramm-Leach-Bliley Act and other federal or state laws applicable to insurance producers, the Washington Biometric Law and similar state laws, Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and similar laws in other states. For example, the TCPA and its state counterparts restrict certain telemarketing activities, including the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. We could also face regulatory enforcement by federal and state agencies. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement and may be inconsistent from one jurisdiction to another.

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

In addition, the United Kingdom has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of 17.5 million British Pounds and 4% of global turnover. Particularly as the United Kingdom undertakes to reform the UK GDPR, the relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and these changes will lead to additional costs and increase our risk exposure. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, providing some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the United Kingdom. Uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The United Kingdom’s previous statements about its intent to replace the UK GDPR cast the adequacy determination further into doubt.

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

The CCPA, as amended by the CPRA, among other things, requires covered companies to provide disclosures to California consumers and affords such consumers abilities to opt out of certain sharing and sales of personal information, including through user-enabled global privacy controls. The law also prohibits covered businesses from discriminating against consumers for exercising their CCPA rights. The CCPA imposes severe statutory damages as well as a private right of action for certain data breaches. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing those requirements. In addition, other states have enacted and likely will continue to enact data privacy laws that may apply to us. For instance, the Virginia Consumer Data Protection Act took effect on January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act took effect July 1, 2023, and the Utah Consumer Privacy Act becomes effective on December 31, 2023. These laws have certain similarities, but include their own compliance requirements.

Aspects of the interpretation and enforcement of these laws remain uncertain. Comprehensive privacy laws have also been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, with potentially greater penalties and more rigorous compliance requirements relevant to our business. The effects of such laws are significant and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, protection, and other processing of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. For example, we have received and may continue to receive claims regarding our use of third-party pixels under laws such as the California Invasion of Privacy Act, which could lead to costly litigation. Current or new laws or regulations, or evolving interpretations of their requirements, may require significant changes to our operations, our security measures and infrastructure, and our platform, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

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

For certain payment methods, including credit and debit cards, we pay interchange and other fees and such fees result in significant costs. Payment card network costs have increased and may continue to increase in the future the interchange fees and assessments that they charge for each transaction that accesses their networks and may impose special fees or assessments on any such transaction. Our payment card processors have the right to pass any increases in interchange fees and assessments on to us. Credit card transactions result in higher fees to us than transactions made through debit cards. We also face a risk of increased transaction fees and other fines and penalties if we fail to comply with payment card industry security standards. Any material increase in interchange fees in the United States or other geographies, including as a result of changes in interchange fee limitations imposed by law in some geographies, or other network fees or assessments, or an increased use of credit cards could increase our operating costs and materially adversely affect our business, operating results and financial condition.

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

Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, such as by including source code generated by AI, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

We also release certain of our proprietary software modules to the public under open source licenses. Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions, particularly as we incorporate AI-assisted tools into our software development process. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software.

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

Our use of AI tools trained on open source software may also increase our exposure to the foregoing risks.

We use and may continue to use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We have incorporated AI solutions into our development practices and may in the future incorporate AI solutions into our platform, offerings, services, features, data analysis, and operations, and these integrations may become important to our business over time. For example, we currently use certain AI solutions to improve the productivity of our engineering efforts and our vendors may implement AI technology in their services to us. Our competitors or other third parties may incorporate AI into their products and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, biased, or in violation of any third-party rights, our business, financial condition, and results of operations may be adversely affected.

Others have experienced cybersecurity incidents from the use of AI applications that implicate the personal data of end users of such applications. Although we have not experienced any cybersecurity incidents resulting from the use of AI applications, we may experience such cybersecurity incidents in the future. Any cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

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

Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of trademarks (including registered trademarks in the United States and foreign jurisdictions), copyrights, trade secrets, patents, license agreements, intellectual property assignment agreements and confidentiality procedures to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and employee non-competition agreements, and third parties with whom we share information to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the case of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. In addition, laws banning or limiting the enforcement of employee non-competition agreements may eliminate or curtail the protection afforded by such agreements. Despite our efforts to protect our proprietary rights, unauthorized parties have and may continue to copy aspects of our platform or other software, technology and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information and trade secrets through various methods, including through scraping of public data or other content from our website or mobile applications, or via cybersecurity attacks, and legal or other methods of protecting this data may be inadequate.

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

We operate in an industry with frequent intellectual property litigation. Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing. Our use of AI tools in our business may increase the likelihood of such claims.

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

The majority of our product-related customer contact volume typically is serviced by a single third-party service provider. We rely on our internal team and this third party to provide timely and appropriate responses to the inquiries of pet care providers and pet parents that come to us via telephone, email, social media and messaging. Reliance on this third party requires that we provide proper guidance and training for our and their employees, maintain proper controls and procedures for interacting with our community, and ensure acceptable levels of quality and customer satisfaction are achieved. Failure to appropriately allocate functions to this third-party service provider or to maintain suitable training, controls and procedures could materially adversely impact our business. During the first quarter of 2023, we began the process of transitioning from two third-party service providers to a sole third-party service provider for customer support, and this transition was completed during the second quarter of 2023. If this sole third-party service provider fails to provide suitable service in line with our expectations, terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we may need to find alternate third-party service providers and may not be able to secure similar terms or experience or replace such provider or provide proper guidance and training in an acceptable timeframe, which could adversely impact our ability to timely and appropriately support pet care providers and pet parents.

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

In the United States and Canada, we rely on a single third-party background check provider to provide or confirm the criminal and other records of potential pet care providers to help identify those that are not eligible to use our platform pursuant to our internal standards and applicable law, and in the United Kingdom and Western Europe we rely on a single identity verification provider. Our business may be materially adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable laws or regulations. If either of our third-party background check provider or our identity verification provider terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider and may not be able to secure similar terms or replace such partners in an acceptable timeframe. If we cannot find alternate providers on terms acceptable to us, we may not be able to timely onboard potential pet care providers and as a result, we may have difficulty finding enough pet care providers to meet pet parent demand.

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

Our headquarters and other essential business operations could face catastrophic events, including those from natural or climate change-related disasters, that may disrupt our operations and harm our business.

Our headquarters and certain other essential customer support operations are located in Washington state, which is a seismically active region. We maintain additional customer support operations in Texas, which is a state subject to hurricanes and tropical storms. Certain pet parents, pet care providers, remote employees and third-party customer service support personnel live in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occasional incidence of such an event could cause substantial damage to us, pet parents, pet care providers, employees, third-party customer service support personnel or the surrounding area. The occurrence of a natural or climate-related disaster such as an earthquake, drought, flood, fire (such as wildfires in Washington and in the western United States and Canada), hurricane, heat wave, tropical storm, localized extended outages of critical utilities or transportation systems, or any critical resource shortages could negatively impact bookings on our platform, adversely impact our ability to provide timely customer service, and cause a significant interruption in our business, damage or destroy our facilities or those of service providers on which we rely, and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The insurance policies we maintain may not cover such losses or may not be adequate to cover losses in any particular case.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.

We opened our platform in Canada in 2017 and in the United Kingdom and Western Europe in 2018, and we may continue to expand our international operations. We are a growing platform with pet care providers in over 30,000 neighborhoods globally as of September 30, 2023. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering and operations teams. We may incur significant operating expenses and may not be successful in any international expansion efforts for a variety of reasons, including:
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

•an inability of our international markets to scale and mature in the same way or on the same time horizon as the U.S. market;
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

As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services and other assets and strategic investments that complement our business. For example, in 2022 we consummated a small acquisition of GoodPup, an early-stage company that operates a virtual dog training platform, and made a small investment in another early-stage company with a complementary service offering. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or such acquired businesses or investments will generate substantial revenue or a favorable return on investment. Acquisitions and strategic investments involve numerous risks, any of which could harm our business and negatively affect our financial condition and operating results, including:
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

Our applications for the Paycheck Protection Program Loan and the employee retention credit under the CARES Act could in the future be determined to have been impermissible or could result in damage to our reputation.

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

As discussed in Note 7—Balance Sheet Components, in the second quarter of 2022, we filed an application with the U.S. Internal Revenue Service, or IRS, for an employee retention credit of $3.3 million. We recorded other income of $1.9 million related to the partial realization of the credit in the second quarter of 2023. In September 2023, the IRS announced an immediate moratorium on processing new employee retention credit claims amid a surge of questionable claims and that previously filed claims would be subject to enhanced compliance scrutiny. Our eligibility remains subject to audit by the IRS for a period of five years.

While we believe we can demonstrate that we satisfied all relevant eligibility criteria for the PPP Loan and employee retention credit and used all proceeds of the PPP Loan for permissible expenses, there is no guarantee that the SBA or IRS will agree, and any adverse findings or prolonged audit proceedings could, in addition to fines or penalties, result in the diversion of management’s time and attention and legal and reputational costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to affect changes or acquire control over our company. Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of the entire company. For example, in 2022 an activist investor acquired a stake in a company that, like us, went public via a merger with a special purpose acquisition company, or SPAC, and recommended that it consider strategic alternatives, including a sale, citing, among other reasons, its recent stock price underperformance and the market’s largely unfavorable view of companies taken public via a SPAC. We could face a similar campaign if the unfavorable view of SPACs continues or if our stock price does not improve. Responding to proxy contests, which may increase as a result of the SEC’s universal proxy rules, and other actions by activist stockholders can lead to changes in governance and reporting, be extremely costly and time-consuming, divert the attention of our board of directors, or the Board, and senior management from the management of our operations and the pursuit of our business strategies, and impact the manner in which we operate our business in ways in which we cannot currently anticipate. As a result, stockholder campaigns could adversely affect our results of operations and financial condition.

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

The trading price of our Class A Common Stock has been and may continue to be volatile and subject to wide fluctuations in response to the risk factors described in this report and other factors beyond our control as listed below. Any of such factors could have a material adverse effect on an investment in our Class A Common Stock, and our Class A Common Stock may trade at prices significantly below the price an investor paid for them. In such circumstances, the trading price of our Class A Common Stock may not recover and may experience a further decline. For example, between August 2, 2021 and November 3, 2023, our Class A Common Stock’s trading price on Nasdaq has ranged from a low of $3.14 to a high of $15.59. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities litigation.

Factors affecting the trading price of our Class A Common Stock may include:
•general macroeconomic conditions, including sustained levels of increased inflation, rising interest rates, lower consumer confidence, depressed consumer spending, higher levels of consumer debt, lower pet adoption levels, the number of pet owning households, a reduction in the volume of home sales and its impact on relocating households, volatile equity capital markets, changes in monetary and fiscal policy, any U.S. government shutdown, and economic uncertainty, slower economic growth and recessions, and geopolitical events such as the current armed conflicts between Ukraine and Russia and between Israel and Hamas and their impact on fuel and commodity costs and travel demand;
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
•stock repurchase programs undertaken by us, including the one we announced in February 2023 and extended in November 2023;
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
•concentrated ownership by management or significant stockholders;
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
•trading volume fluctuations in our shares of Class A Common Stock from time to time and the volume of shares of Class A Common Stock available for public sale or being sold, including:

◦shares sold pursuant to Rule 10b5-1 plans that have been adopted by our executive officers and certain employees and Rule 10b5-1 plans that may be adopted in the future by our executive officers, employees or directors,
◦shares sold to satisfy tax withholding obligations and the aggregate exercise price for the exercise of stock options,
◦any shares sold if we reimplement a “sell-to-cover” program to satisfy tax withholding obligations upon the vesting of our employees’ RSUs;
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

As of November 3, 2023, our executive officers, directors and their affiliates as a group beneficially owned approximately 35% of the Class A Common Stock representing approximately 33% of the vote (the calculation of such amounts excludes the last tranche of 2,192,687 earnout shares, unvested RSUs and options to purchase Class A Common Stock that remain issued and outstanding, and equity awards that may be issued in the future under our employee benefit plans, including the 2021 Equity Incentive Plan, or the 2021 Plan, and the 2021 Employee Stock Purchase Plan, or the 2021 ESPP).

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

In February 2023, our Board approved a 12-month share repurchase program authorizing the purchase of up to $50.0 million of Class A Common Stock (exclusive of brokers’ commissions and expenses). The repurchase program does not obligate us to acquire any specific number of shares of Class A Common Stock. In November 2023, our board of directors approved an extension of the share repurchase program to run through February 28, 2025 and an increase to the total authorized amount under the program of up to $100.0 million resulting in a total authorized amount of up to $150.0 million (exclusive of brokers’ commissions and expenses) of Class A common stock, including the $49.0 million repurchased through November 1, 2023. The timing, volume, purchase price and nature of repurchases will be determined by our management and depend on a variety of factors, including stock price, trading volume, market and economic conditions, other general business considerations such as alternative investment opportunities, applicable legal requirements and tax laws, and other relevant factors, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates and inflation, global conflicts, and public health trends. Repurchases under the program have been authorized through February 28, 2025, but the program may be modified, suspended, or terminated at any time at the discretion of our Board, which may result in a decrease in our stock price. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A Common Stock. Through November 1, 2023, we have repurchased approximately 9.1 million shares for an aggregate amount of approximately $49.0 million (excluding brokers’ commissions and excise tax).

The existence of a share repurchase program could cause our stock price to trade higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Any failure to repurchase the entire $150.0 million authorized under our share repurchase program may negatively impact our reputation, investor confidence in us, and our stock price. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value nor may it prove to be the best use of our cash. Although share repurchase programs are intended to enhance long-term stockholder value, there is no assurance ours will do so because our stock price may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our program. Share repurchases could have an impact on our stock price, increase the volatility of our stock price, or reduce our available cash balance such that we may be required to seek financing to fund capital expenditures and strategic acquisitions or business opportunities.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision does not apply to any action brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or its rules and regulations.

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

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers.

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

Our marketable securities portfolio includes various holdings, types, and maturities. The average contractual maturity of our available-for-sale investments is approximately eleven months as of September 30, 2023. Market values of these investments can be adversely impacted by various factors, including liquidity in the underlying security, credit deterioration, the financial condition of the credit issuer, foreign exchange rates, and changes in interest rates. Our marketable securities, which we consider highly-liquid investments, are classified as available-for-sale and are recorded on our condensed consolidated balance sheets at their estimated fair value, but we have the ability to hold them until a market price recovery or maturity. Unrealized gains and losses on available-for-sale debt securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and credit loss reserves are reported within other income (expense), net in the consolidated statements of operations. If the fair value of our marketable equity securities declines, our earnings will be reduced or losses will be increased. Furthermore, our interest income from cash, cash equivalents, and our marketable securities are impacted by changes in interest rates, and a decline in interest rates or lower investment balances would adversely impact our interest income.

Growing focus on evolving environmental, social, and governance issues (ESG) by stockholders, customers, regulators and other stakeholders may impose additional risks and costs on our business.

Environmental, social, and governance, or ESG, matters have become an area of growing and evolving focus among public company stockholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face heightened expectations with respect to their practices, disclosures and performance in relation to climate change, diversity, equity and inclusion, human capital management, cybersecurity, data privacy and security, and supply chains (including human rights issues), among other topics.

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

Certain estimates and information contained in this report and our other filings with the SEC are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data. Any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.

Certain estimates and information contained in this report and other filings with the SEC, including general expectations concerning our industry and the market in which we operate, category share, market opportunity and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition and operating results could be materially adversely affected.

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

The market price of our Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market or the perception that these sales could occur. There are a total of 179,432,117 shares of Class A Common Stock outstanding as of November 3, 2023 (excluding the last tranche of 2,192,687 Earnout Shares that may be issued, unvested RSUs and options to purchase Class A Common Stock outstanding under our employee benefit plans, and any equity awards that may be issued in the future under the 2021 ESPP and the 2021 Plan).

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

Sales, short sales, or hedging transactions involving our equity securities could adversely affect the price of our Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1 - July 31, 2023	1,277,809	$5.05	1,277,809	$23,962,148
August 1 - August 31, 2023	611,457	$6.48	611,457	$19,997,938
September 1 - September 30, 2023	1,581,449	$6.31	1,581,449	$10,019,298
Total	3,470,715	$5.88	3,470,715	$10,019,298

(1) Represents the number of shares purchased pursuant to our publicly announced share repurchase program as of the trade date, not the settlement date. All of these shares were purchased pursuant to a Rule 10b5-1 trading plan.
(2) Excludes brokers’ commissions and the 1% excise tax mandated by the Inflation Reduction Act on share repurchases.
(3) On February 27, 2023, we announced that our board of directors approved a 12-month share repurchase program with authorization to purchase up to $50.0 million of our Class A Common Stock (exclusive of brokers’ commission and expenses), or the Share Repurchase Program. On November 6, 2023, we announced that our board of directors approved an extension of the Share Repurchase Program to run through February 28, 2025 and an increase to the total authorized amount under the program of up to $100.0 million resulting in a total authorized amount of up to $150.0 million (exclusive of brokers’ commissions and expenses) of our Class A Common Stock. The Share Repurchase Program does not obligate us to acquire any specific number of shares of our Class A Common Stock. Repurchases under the Share Repurchase Program have been authorized through February 28, 2025, but the program may be modified, suspended, or terminated at any time at the discretion of our board of directors.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Exchange Act Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408(a).

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on September 21, 2022 (File No. 001-39774)).
4.1	Specimen Class A Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Rover Group, Inc.’s Current Report on Form 8-K filed on August 5, 2021 (File No. 001-39774)).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
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

Rover Group, Inc.

Date: November 8, 2023	By:	/s/ Charlie Wickers

		Name:	Charlie Wickers
		Title:	Chief Financial Officer
(Duly Authorized Officer)